Form 10-Q
period 1995-09-30
KRUPP CASH PLUS LTD PARTNERSHIP
filed 1995-11-09
CIK 768175

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1995

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from                       to



                 Commission file number          0-14393


                       Krupp Cash Plus Limited Partnership


            Massachusetts                                       04-2865878
(State or other jurisdiction of                              (IRS employer
incorporation or organization)                            identification no.)

470 Atlantic Avenue, Boston, Massachusetts                            02210
(Address of principal executive offices)                        (Zip Code)


                                 (617) 423-2233
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to
be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
 during the
preceding 12 months (or for such shorter period that the registrant was required to
file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   X    No

                       PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                     KRUPP CASH PLUS LIMITED PARTNERSHIP

                               BALANCE SHEETS


                                   ASSETS

                                                  September 30, December 31,
                                                      1995          1994

Real estate assets:
   Retail centers, less accumulated
      depreciation of $14,688,992 and
      $13,258,690, respectively                   $30,024,277   $31,025,555
   Mortgage-backed securities ("MBS") (Note 2)      5,350,400     5,727,728

      Total real estate assets                     35,374,677    36,753,283

Cash and cash equivalents                           3,944,767     2,319,369
Other assets                                          981,148       833,507

      Total assets                                $40,300,592   $39,906,159


                      LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                  $   254,395   $   358,180
Accrued expenses and other liabilities (Note 3)     1,782,859       851,020

      Total liabilities                             2,037,254     1,209,200

Partners' equity (deficit)(Note 4)

   Limited Partners (4,000,100
      units outstanding)                           38,397,959    38,823,966
   General Partners                                  (134,621)     (127,007)

      Total Partners' equity                       38,263,338    38,696,959


   Total liabilities and Partners' equity         $40,300,592   $39,906,159

                   The accompanying notes are an integral
                      part of the financial statements.

                            KRUPP CASH PLUS LIMITED PARTNERSHIP

                                 STATEMENTS OF OPERATIONS


                                     For the Three Months Ended   For the Nine Months Ended
                                         September 30,                  September 30,
                                       1995          1994           1995           1994

Revenue:
    Rental                         $1,415,939    $1,107,926     $4,406,111     $3,785,874
    Interest income - MBS             113,783       126,448        353,493        402,446
    Interest income - other            57,056        20,563        146,129         53,421

       Total revenue                1,586,778     1,254,937      4,905,733      4,241,741

Expenses:
    Operating (including
       reimbursements to affiliates
       of $46,671, $71,394, $108,172
       and $214,182, respectively)    261,302       313,005        779,634        931,762
    Maintenance                        69,098        64,485        203,272        206,526
    General and administrative
       (including reimbursements to
       affiliates of $28,251,
       $47,312, $84,754 and
       $141,936, respectively)         48,089        62,140        140,782        200,152
    Real estate taxes                 281,776       240,273        883,713        785,419
    Management fees to an
       affiliate                       95,726        65,409        230,098        196,467
    Depreciation                      463,215       465,655      1,430,302      1,393,408

       Total expenses               1,219,206     1,210,967      3,667,801      3,713,734

Net income                         $  367,572    $   43,970     $1,237,932     $  528,007

Allocation of net income (Note 4):

    Average net income per Unit of
       Depositary Receipts
       (4,000,000 Units)           $      .09    $      .01     $      .30     $      .13

    Corporate Limited Partner      $        9    $        1     $       30     $       13

    General Partners               $    7,351    $      879     $   24,758     $   10,560

                          The accompanying notes are an integral
                             part of the financial statements.

                     KRUPP CASH PLUS LIMITED PARTNERSHIP

                          STATEMENTS OF CASH FLOWS

                                                  For the Nine Months Ended
                                                         September 30,
                                                      1995          1994
Operating activities:
   Net income                                     $ 1,237,932   $   528,007
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                               1,430,302     1,393,408
         Amortization of MBS premium, net               1,231         1,454
         Decrease (increase) in other assets         (147,641)        4,845
         Decrease in accounts payable                (103,785)         (286)
         Increase in accrued expenses and other
            liabilities                               931,839       493,735

               Net cash provided by operating
                  activities                        3,349,878     2,421,163

Investing activities:
   Additions to fixed assets                         (429,024)     (655,122)
   Decrease in accounts payable for fixed asset
      additions                                          -       (1,092,583)
   Principal collections on MBS                       376,097     1,444,435

               Net cash used for investing
                  activities                          (52,927)     (303,270)

Financing activity:
   Distributions to partners                       (1,671,553)    (1,630,415)

Net increase in cash and cash equivalents           1,625,398       487,478

Cash and cash equivalents, beginning of period      2,319,369     1,897,454

Cash and cash equivalents, end of period          $ 3,944,767   $ 2,384,932

                          The accompanying notes are an integral
                             part of the financial statements.

                     KRUPP CASH PLUS LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS




(1)  Accounting Policies

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the General Partners of Krupp Cash Plus Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information relevant to significant accounting policies followed by the Partnership.

     In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1995, its results of operations for the three and nine months ended September 30, 1995 and 1994, and its cash flows for the nine months ended September 30, 1995 and 1994.

     The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

     Certain prior year balances have been reclassified to conform with the current year financial statement presentation.

(2)  MBS

     At September 30, 1995, the Partnership's MBS Portfolio had a market value of $5,609,000 and unrealized gains of $258,000. The portfolio has maturity dates ranging from 2008 to 2017.

(3)  Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consisted of the following at September 30, 1995 and December 31, 1994:

                                               September 30, December 31,
                                                    1995         1994
        Accrued real estate taxes              $   1,077,212 $    721,200
        Prepaid rent                                 594,994       95,774
        Other liabilities                            110,653        34,046

                                               $   1,782,859 $    851,020

                                  Continued

                     KRUPP CASH PLUS LIMITED PARTNERSHIP

(4)  Changes in Partners' Equity

    A summary of changes in Partners' equity (deficit) for the nine months ended
     September 30, 1995 is as follows:

                                               Corporate                Total
                                              Limited     General      Partners'
                               Unitholders    Partner     Partners     Equity

     Balance at
        December 31, 1994       $ 38,822,766   $1,200     $(127,007)  $38,696,959

     Net income                    1,213,144       30        24,758     1,237,932

     Distribution                 (1,639,140)     (41)      (32,372)   (1,671,553)

     Balance at
       September 30, 1995      $ 38,396,770   $1,189     $(134,621)  $38,263,338

                     KRUPP CASH PLUS LIMITED PARTNERSHIP





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership's liquidity is derived from the operations of the Partnership's properties, Highpoint National Furniture Mart ("Highpoint"), Luria's Plaza, and Tradewinds Shopping Center ("Tradewinds"), earnings and collections on MBS, and interest earned on its short-term investments. The Partnership's liquidity is utilized to pay operating costs and to fund distributions to the partners.

   Management has found it necessary in recent years to fund a large share of tenant buildouts to attract quality tenants to our retail centers. This policy has proven to be successful in attracting tenants and maintaining high occupancy at properties where it has been undertaken and is expected to continue through 1995. The Partnership continues to renovate Highpoint by reconfiguring space for
new tenants in compliance with present building code standards. Renovations of one floor were completed during the first quarter. Improvements for a second floor began in May and were completed by the end of the third quarter. The remaining improvements at Highpoint are anticipated to be completed by 1996. Significant exterior renovations have been started in the second and third quarters of 1995 at Tradewinds and are expected to be completed in the fourth quarter. Management believes these improvements are necessary for Tradewinds to remain competitive as it faces increased competition from newer centers.

   Principal collections on MBS are at low levels due to a decrease in refinancing activity in 1995. Management expects some slight pickup in refinancing activity for these MBS due to low interest rates, but not a significant pickup since the underlying borrowers have previously had opportunities to refinance at low interest rates. Management will continue to monitor liquidity levels to assure that working capital levels are being maintained.
                                  Continued

KRUPP CASH PLUS LIMITED PARTNERSHIP


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINAL CONDITION AND RESULTS OF OPERATIONS - Continued

Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

 Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined by Section 17 of the Partnership Agreement, for the nine months ended September 30, 1995 and for the period from inception through September 30, 1995. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from
 Capital
Transactions should not be considered by the reader as a substitute to net income
as an indicator of the Partnership's operating performance or to cash flow as a measure of liquidity.

                                    (Rounded to $1,000 except per Unit amounts)
                                      For the nine months     Inception to
                                      ended September 30,     September 30,
                                             1995                1995
Distributable Cash Flow:
Net income for tax purposes               $1,479               $ 21,585
Items not requiring or (not providing)
   the use of operating funds:
      Tax basis depreciation and
         amortization                      1,209                 16,036
      Amortization of MBS premium, net         1                     13
      Interest income on note receivable    -                      (371)
      Gain on sale of assets                -                    (1,686)
Additions to fixed assets                   (429)                (7,233)
      Cash from vacancy guarantee on
         Luria's Plaza                      -                       873
      Fixed asset additions funded from
         cash reserves                      -                       865
      Operating reserve                     -                    (1,070)

         Total Distributable Cash
            Flow ("DCF")                  $2,260               $ 29,012

   Limited Partners' Share of DCF         $2,215               $ 28,431

   Limited Partners' Share of DCF per Unit$  .55               $   7.10 (c)

   General Partners' Share of DCF         $   46               $    581

Net Proceeds from Capital Transactions:
   Principal collections on MBS           $  376               $ 14,241
   Proceeds from sale of MBS                -                    19,018
   Net proceeds from sale of property
      including interest on mortgage
      note receivable                       -                     1,208
   Mortgage note                            -                     7,150
   Reinvestment of MBS principal
      collections                           -                   (16,141)
   Total Net Proceeds from Capital
       Transactions                       $  376               $ 25,476
Distributions:
   Limited Partners                       $1,659(a)            $ 53,251(a)(b)
   Limited Partners' Average per Unit     $  .41(a)            $  13.31(a)(b)(c)
   General Partners                       $   45(a)            $    580(a)
   Total Distributions                    $1,677(a)            $ 53,804(a)

                                   Continued

                     KRUPP CASH PLUS LIMITED PARTNERSHIP





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINAL CONDITION AND RESULTS OF OPERATIONS - Continued

Distributable Cash Flow and Net Cash Proceeds from Capital Transactions - Continued

(a)  Includes an estimate of the distribution to be paid in November, 1995.
(b) Includes a $7,150,000 note which was distributed from the Partnership to the Evergreen Plaza Note-Holding Trust whose beneficiaries were the Partnership's Unitholders on record on May 31, 1990.
(c) Limited Partners average per Unit return of capital as of November, 1995 is $6.21 [$13.31 - $7.10].
Operations

   The Partnership experienced increased rental revenues during the three and nine months ended September 30, 1995 as compared to the same periods in 1994. The Partnership benefited in 1994 from High Point's refurbished show-room spaces,
and have received higher rents in 1995 from the refurbished floors. The renovated and expanded Cobb Theater, a major tenant located at Luria's
 Plaza, was
reopened in February 1994 with six new screens. The theater expansion has attracted new tenants, and existing tenants are either renewing their current space or expanding into previously vacant space.

   MBS interest income decreased during the first nine months of 1995 as compared to the same period in 1994 due to the large prepayments of principal which occurred during the first six months of 1994. Interest income on short-term investments increased during these same periods due to higher average cash balances.

   Total expenses of the partnership for the three and nine months ended September 30, 1995 remained relatively stable. Real estate taxes increased due to expected tax increases at Luria's Plaza and Tradewinds. The decrease in operating and general and administrative expenses was due to management's efforts
to reduce reimbursable operating costs. Certain of these cost savings are anticipated to continue through 1995. Depreciation has increased in conjunction with the increase in fixed asset expenditures and tenant buildouts in 1994 and 1995.

                     KRUPP CASH PLUS LIMITED PARTNERSHIP

                         PART II - OTHER INFORMATION




Item 1.  Legal Proceedings
         Response:  None

Item 2.  Changes in Securities
         Response:  None

Item 3.  Defaults upon Senior Securities
         Response:  None

Item 4.  Submission of Matters to a Vote of Security Holders
         Response:  None

Item 5.  Other Information
         Response:  None

Item 6.  Exhibits and Reports on Form 8-K
         Response:  None

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Krupp Cash Plus Limited Partnership
                                                     (Registrant)





                                     BY:  /s/ Marianne Pritchard
                                          Marianne Pritchard
                                          Treasurer and Chief Accounting
                                          Officer of the Krupp Corporation, a
                                          General Partner of the Partnership





DATE: October 30, 1995