Form 10-K
period 1995-12-31
KRUPP CASH PLUS LTD PARTNERSHIP
filed 1996-03-28
CIK 768175

U  N  I  T  E  D             S  T  A  T  E  S

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K
   (Mark One)

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESx EXCHANGE ACT OF 1934 [FEE REQUIRED]

   For the fiscal year ended       December 31, 1995

                                        OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from                  to


   Commission file number              0-14393


   Krupp Cash Plus Limited Partnership
   (Exact name of registrant as specified in its charter)

   Massachusetts                 04-2865878

   (State or other jurisdiction of           (IRS Employer
   incorporation or organization)            Identification No.)


   470 Atlantic Avenue, Boston, Massachusetts          02210
   (Address of principal executive offices)          (Zip Code)

   (Registrant's telephone number, including area code)    (617) 423-2233

   Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:
   Depositary  Receipts  representing   Units  of  Investor  Limited   Partner
   Interests

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to  such filing requirements for the past 90 days.  Yes   X    No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

   Aggregate market value of voting securities held by non-affiliates: Not applicable, since securities are nonvoting.

   Documents incorporated by reference:  Part IV Item 14

   The exhibit index is located on pages 10-12.

                                      PART I

   ITEM 1.  BUSINESS

   Krupp Cash Plus Limited Partnership (the "Partnership") was formed on April 30, 1985 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Krupp Corporation and The Krupp Company Limited Partnership-IV are the General Partners of the
   Partnership. Krupp Depositary Corporation is the Corporate Limited Partner. For details, see Note A to Financial Statements included in Item 8 (Appendix A) of this report.

   On July 12, 1986 the Partnership commenced the marketing and sale of 4,000,000 units of Depositary Receipts ("Units") for a maximum offering of $80,000,000. The Partnership raised $79,934,364 from its public offering. The Partnership invested the net proceeds from the offering in a portfolio of unleveraged real estate (see Item 2 - Properties) and mortgage backed securities ("MBS") issued by the Government National Mortgage Association ("GNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") (see Note D to Financial Statements, included in Item 8 (Appendix A) to this report). The Partnership considers itself to be engaged only in the industry segment of investment in real estate and related assets.

   The Partnership's real estate investments are subject to some seasonal fluctuations, resulting from changes in utility consumption, seasonal maintenance expenditures and changes in retail rental income based on the percentage of tenant gross receipts. However, the future performance of the Partnership will depend upon factors which cannot be predicted. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Partnership's real estate investments are located, the credit worthiness of GNMA and FHLMC, interest rates, real estate taxes, operating expenses, energy costs, government regulations and federal and state income tax laws. The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Partnership's operations, and no adverse effect therefrom is anticipated in the future.

   The Partnership's investments in real estate are also subject to such risks as (i) competition from existing and future projects held by other owners in the locations of the Partnership's properties, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels, the financial failure of a tenant or the inability of retail tenants to achieve gross sales at a level sufficient to provide for additional rental income based on a percentage of sales, (iii) possible adverse changes in general economic and local conditions, such as competitive over-building, increases in unemployment or adverse changes in real estate zoning laws, and (iv) other circumstances over which the Partnership may have little or no control.

   As of December 31, 1995, there were 6 full and part-time on-site personnel employed by the Partnership.

   ITEM 2.  PROPERTIES

   As of December 31, 1995, the Partnership had unleveraged investments in three retail centers containing an aggregate of 613,929 square feet of leasable area. Additional detailed information with respect to individual properties can be found in Schedule III included in Appendix A of this report.

   A summary of the Partnership's real estate investments is presented below.

                                                                  Average Occupancy
                                                Current            For Year Ended
                                    Year of     Leasable             December 31,
            Description           Acquisition Square Footage  1995  1994 1993 1992 1991

            Retail Centers

            Luria's Plaza
            Vero Beach, Florida      1985        156,526       97%  97%   74% 82%  82%

            High Point National
            Furniture Mart
            High Point,
            North Carolina           1986        242,124      100%  99%  100% 99%  97%

            Tradewinds Shopping
            Center
            Hanover Park,
            Illinois                 1986        215,279       93%  92%   89% 89%  79%

   There were no tenants at any of the properties occupying 10% or more of the Partnership's leasable space as of December 31, 1995.

   ITEM 3.  LEGAL PROCEEDINGS

   There are no material pending legal proceedings to which the Partnership is a party.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

                                     PART II

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON  EQUITY AND RELATED STOCKHOLDER

            MATTERS

   There is no public market for  the Units and it is not anticipated that any
   such public  market will  develop.   The transfer  of Units  is subject  to
   certain limitations contained in the Partnership Agreement.

   The number of Investor Limited Partners ("Unitholders") as of December 31, 1995 was approximately 5,400.

   The Partnership has made the following distributions to its Partners during the years ended December 31, 1995 and 1994.

                                                    Year Ended December 31,
                                                   1995                 1994
                                             Amount   Per Unit     Amount    Per Unit
            Limited Partners:

              Unitholders
              (4,000,000 Units)           $2,185,519     $.55   $2,189,926     $.54

              Corporate Limited Partner
              (100 Units)                         55     $.55           54     $.54

            General Partners                  47,657               (13,174)
                                          $2,233,231            $2,176,806

   One of the objectives of the Partnership is to make partially tax sheltered distributions of cash flow generated by the Partnership's properties and MBS. However, there is no assurance that future operations will continue to generate sufficient cash to maintain the current level of distributions and to provide sufficient liquidity for the Partnership. The Partnership pays an approximate $.14 per Unit per quarter distribution to its investors.


   ITEM 6.     SELECTED FINANCIAL DATA

   The following table sets forth selected financial information regarding the
   Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data which are included in Items 7 and 8 (Appendix A) of this report, respectively.

                                        1995        1994         1993        1992        1991

            Total revenue           $ 6,437,319 $ 6,040,901  $ 5,943,882 $ 6,027,514  $6,105,605


            Net income               1,423,555      951,907    1,321,637   1,311,674   1,506,460

            Net income allocated
              to Partners:

              Unitholders            1,395,049      932,846    1,295,173   1,285,409   1,476,294
               Per Unit                    .35          .23          .32         .32         .37

              Corporate Limited
               Partner                      35           23           32          32          37

              General Partners           28,471      19,038       26,432      26,233      30,129

            Total assets at
             December 31             38,718,523  39,906,159   41,984,742  42,683,188  44,330,565

            Distributions to Partners:
              Unitholders             2,185,519   2,189,926    2,911,583   2,915,681   3,640,410

               Per Unit (a)                 .55         .54          .73         .73         .91

            Corporate Limited
                Partner                      55          54           73          73          91

               General Partners          47,657     (13,174)     17,636      49,174       55,478

   (a) During 1995, 1994, 1993, 1992 and 1991, the average per Unit return of capital to the Unitholders was $0, $.11, $.68, $.07 and $.21, respectively

   Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Liquidity and Capital Resources

   The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operations of its real estate investments. Liquidity is also generated by the MBS portfolio. The Partnership holds MBS that are guaranteed by GNMA and FHLMC. The principal risks in respect of MBS are the credit worthiness of GNMA and FHLMC and the risk that the current value of any MBS may decline as a result of changes in market interest rates. The General Partners believe that the risk is minimal due to the fact that the Partnership has the ability to hold these securities to maturity. The Partnership's sources of future liquidity will be used for payment of expenses related to real estate operations, capital expenditures including tenant build-outs to secure quality tenants, and other administrative expenses. Cash Flow, if any, as calculated under Section 17 of the Partnership Agreement will then be available for distribution to the Partners.

   The Partnership's retail centers continue to have a relatively consistent level of operating results. However, to attain these results, management has found it necessary to fund a significant portion of tenant build-outs to secure quality tenants in the Partnership's retail centers.

   The Partnership has ongoing improvements which are necessary at Highpoint National Furniture Mart to reconfigure space for new tenants and comply with present building code standards. During 1995, two floors of the building were renovated. The remaining improvements at High Point are anticipated to be completed in 1996. The refurbished show-room spaces have enabled the Partnership to command higher rents.

   Management is currently evaluating leasing issues at Tradewinds. One 17,770 square foot tenant's lease will be terminated in 1996. Management is working on finding a new tenant for this space and is negotiating with one of the anchor tenants in regards to a possible expansion in 1996. The cost of the expansion would be split between the Partnership and the tenant. In 1995, the facade at Tradewinds was completely renovated in order to remain competitive against newer centers.

   In order to continue to fund the capital improvements noted above, the General Partners have determined that retaining the current annualized distribution rate of approximately $0.55 per Unit will allow the Partnership to maintain adequate reserves to fund the necessary capital improvements.

   Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

   Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the year ended December 31, 1995 and from the Partnership's inception through December 31, 1995. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds From Capital Transactions should not be considered by the reader as a substitute to net income, as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                 (In $1,000's except per Unit amounts)
                                                       For the Year     Inception to
                                                     Ended December 31, December 31,
                                                            1995            1995
            Distributable Cash Flow:

            Net income for tax purposes                  $ 1,834        $ 21,940
            Items not requiring or (not providing)
              the use of operating funds:
              Tax basis depreciation and amortization      1,681          16,508
              Interest income on note receivable            -               (371)
              Gain on sale of assets                        -             (1,686)
              Additions to fixed assets                   (1,096)         (7,900)
              Cash from vacancy guarantee on
               Luria's Plaza                                -                873
              Fixed asset additions funded from cash

               reserves                                     -                865
              Operating reserve for fixed asset
               additions                                    -             (1,070)

              Total Distributable Cash Flow ("DCF")      $ 2,419        $ 29,159

              Limited Partners' Share of DCF             $ 2,371        $ 28,575

              Limited Partners' Share of DCF per Unit    $   .59        $   7.14

              General Partners' Share of DCF             $    48        $    583

            Net Proceeds from Capital Transactions:

              Principal collections on MBS, net          $   576        $ 14,453
              Proceeds from sale of MBS                      -            19,018
              Net proceeds from sale of property
               including interest on mortgage
               note receivable                               -             1,208
              Mortgage note                                  -             7,150
              Reinvestment of MBS principal
               collections                                   -           (16,141)

              Total Net Proceeds from Capital
               Transactions                              $   576        $ 25,688

            Distributions:

            Limited Partners                             $ 2,205(a)     $ 53,797(a)(c)
            Limited Partners' Average per Unit           $   .55(a)     $  13.45(a)(b)(c)
            General Partners                             $    47(a)     $    582(a)(b)

              Total Distributions                        $ 2,252(a)     $ 54,379(b)

   (a)    Includes  an estimate  of the  distribution to  be paid  in February
          1996.

   (b) Includes a $7,150,000 note which was distributed from the Partnership to the Evergreen Plaza Note-Holding Trust whose beneficiaries were the Partnership's Unitholders on record on May 31, 1990.

   (c) Limited Partners' average per Unit return of capital as of February 1996 is $6.31 [$13.45 - $7.14].
   Operations

   1995 Compared to 1994

   The Partnership experienced increased rental revenue during 1995 as compared to 1994. The renovations at High Point have enabled the
   Partnership to receive higher rents from the refurbished floors. The renovated and expanded Cobb Theater, a major tenant located at Luria's Plaza, was reopened in February 1994 with six new screens. The theater expansion has attracted new tenants and enabled the center to maintain high occupancy and command higher rents and lease renewals.

   MBS interest income decreased in 1995 as compared to 1994 due to lower average MBS balances in 1995 versus 1994 caused by principal repayments. Interest income on short term investments increased during this same period due to higher average cash balances.

   Operating and general and administrative expenses decreased in 1995 as compared to 1994 due to management's efforts to reduce reimbursable operating costs. Also, operating expenses decreased in 1995 as compared to 1994 due to decreases in payroll and insurance expense as a result of a favorable claim history.

   Real estate taxes decreased in 1995 as compared to 1994 due to refunds received for prior year's real estate taxes at Tradewinds and a decrease in the property's assessed value. These decreases were partially offset by an increase in the taxes at Luria's Plaza due to an increase in the assessed value of the property following the theater expansion.

   Management fees increased in 1995 as compared to 1994 due to higher rental income being generated by the three properties.

   Depreciation  expense  increased  in   conjunction  with  the  fixed  asset
   expenditures in 1995 and 1994.

   1994 Compared to 1993

   The Partnership experienced increased rental revenues during 1994 as compared to 1993. The renovations at High Point enabled the Partnership to command higher rents and secure quality tenants. The expanded theater at Luria's opened in February 1994 and has had a positive impact on occupancy. Occupancy increased at Luria's from 74% at December 31, 1993 to 97% at December 31, 1994. In addition to the theater expansion, all the buildings at Luria's were painted to match the theater. This has enhanced the attractiveness of the property. In spite of competition by new centers, Tradewinds also experienced a slight increase in revenues over 1993.

   MBS interest income decreased during 1994 as compared to 1993 as a result of lower average balances caused by scheduled and prepaid principal collections on the MBS portfolio.

   Operating expenses increased in 1994 as compared to 1993 due to significant snow removal at Tradewinds, roof repairs, and air conditioner repairs in 1994. Also, the enlarged theater at Luria's required additional security.

   Operating expenses for 1993 are low as they include a utility refund of $35,000.

   Real estate taxes increased in 1994 as compared to 1993 as a result of tax refunds received in 1993 of $83,000.

   Depreciation increased in conjunction with the increase in fixed asset expenditures in 1993 and 1994.

   General

          In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

          The investments in properties are carried at cost less accumulated depreciation unless the General Partners believe there is a significant impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are significantly impaired.

   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             See Appendix A to this report.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.                  PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of both the Partnership and The Krupp Company Limited Partnership-IV (the other General Partner of the Partnership) is as follows:

                                           Position with
             Name and Age                  The Krupp Corporation

             Douglas Krupp (49)            Co-Chairman of the Board
             George Krupp (51)             Co-Chairman of the Board
             Laurence Gerber (39)          President
             Robert A. Barrows (38)        Senior Vice President and
                                           Corporate Controller

      Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the Company. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for the more than

   $4 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and a Director of Berkshire Realty Company, Inc. (NYSE-BRI). George Krupp is Douglas Krupp's brother.

      George Krupp is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for more than $4 billion under management for institutional and individual clients. Mr. Krupp attended the University of Pennsylvania and Harvard University. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust and as Chairman of the Board and Trustee of Krupp Government Income Trust II.

      Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as President and Director of Berkshire Realty Company, Inc. (NYSE-BRI) and President and Trustee of Krupp Government Income Trust and President and Trustee of Krupp Government Income Trust II.

      Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance and Corporate Controller of The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

   ITEM 11.  EXECUTIVE COMPENSATION

      The Partnership has no directors or executive officers.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of December  31, 1995, no person of record  owned or was known by the

   General Partners to own beneficially more than 5% of the Partnership's 4,000,100 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

                                     PART IV

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Partnership does not have any directors, executive officers or nominees for election as director. Additionally, as of December 31, 1995, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units.

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

   (a)           1. Financial  Statements -  see Index  to Financial Statements
                    and Schedule included under Item 8, Appendix A, on page F-2 of this report.

                 2. Financial Statement  Schedule  -  see  Index  to  Financial
                    Statements and Schedules included under Item 8, Appendix A, on page F-2 of this report. All other schedules are omitted as they are not applicable, not required or the information is provided in the Financial Statements or the Notes thereto.

   (b)           Exhibits:

      Number and Description
      under Regulation S-K
      The following reflects all applicable exhibits required under Item 601 of Regulation S-K:

                    (4)     Instruments  defining  the   rights  of   security
                            holders including indentures:

                    (4.1) Amended Agreement of Limited Partnership dated as of July 3, 1985 [Exhibit A to Prospectus included in Amendment No. 1 of Registrant's Registration Statement on Form S-11 (File 2-97467)].*

                    (4.2) 13th Amendment of Certificate of Limited Partnership filed with the Massachusetts Secretary of State on March 14, 1986. [Exhibit 4.2 to Registrant's Report on Form 10-K for the year ended December 31, 1985 (File 2-97467)].*

               (10) Material Contracts:

                    Luria's Plaza

                    (10.1) Purchase and Sale Agreement, dated August 27, 1985, between Douglas Krupp and Florida Vero Beach Ltd., Altman/Ranzau & Associates No. II, Northwest Military Associates Joint Venture, and Lockhill-Selma Associates Joint Venture and related exhibits [Exhibit 1 to Registrant's Report on Form 8-K dated October 31, 1985 (File No. 2-97467)].*

                    (10.2) Assignment of Purchase and Sale Agreement from Douglas Krupp to VB Holding Company [Exhibit 2 to Registrant's Report on Form 8-K dated October 31, 1985 (File No. 2-97467)].*

                    (10.3) Special Warranty Deed between Florida Vero Beach Ltd. and VB Holding Company dated September 12, 1985 [Exhibit 3 to Registrant's Report on Form 8-K dated October 31, 1985 (File No. 2-97467)].*

                    (10.4) Special Warranty Deed between VB Holding Company and George Krupp and Douglas Krupp dated September 13, 1985 [Exhibit 4 to Registrant's Report on Form 8-K dated October 31, 1985 (File No. 2-97467)].*

                     (10.5) Special Warranty  Deed  between George  Krupp  and
                            Douglas Krupp and Krupp Cash Plus Limited Partnership dated November 1, 1985 [Exhibit 5 to Registrant's Report on Form 8-K dated October 31, 1985 (File No. 2-97467)].*

                     (10.6) Management  Agreement  dated   November  1,   1985
                            between Krupp Cash Plus Limited Partnership, as Owner and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent [Exhibit 6 to Registrant's Report on Form 8-K dated October 31, 1985 (File No. 2-97467)].*

                     (10.7) Ground  Lease Agreement  dated September  16, 1987
                            between Krupp Cash Plus Limited Partnership, as Lessee and Donald G. Robinson, Sr., Ruth M. Robinson, Donald G. Robinson, Jr. and Lisa H. Robinson, collectively as Lessor. [Exhibit 10.7 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-14393)].*

                     (10.8) Purchase and  Sale  Agreement between  VB  Holding
                            Company and Gilbert Bieger dated September 21, 1993 [exhibit 10.8 to Registrant's report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-14393)].*

                    High Point National Furniture Mart

                     (10.9) Purchase and Sale Agreement, dated April 25,  1986
                            between Douglas Krupp on behalf of himself and others and Byron Investments, Inc. [Exhibit 1(c) to Registrant's Report on Form 8-K dated May 16, 1986 (File No. 2-97467)].*

                    (10.10) Assignment  of Purchase  and  Sale Agreement  from
                            Douglas Krupp to Krupp Cash Plus Limited Partnership [Exhibit 2(c) to Registrant's Report on
                            Form 8-K dated May 16, 1986 (File No. 2-97467)].*

                    (10.11) North  Carolina Special  Warranty Deed  from Byron
                            Investments, Inc. to Krupp Cash Plus Limited Partnership [Exhibit 3(c) to Registrant's Report on Form 8-K dated May 16, 1986 (File No. 2-97467)].*

                    (10.12) Management  Agreement dated  May 16,  1986 between
                            Krupp Cash Plus Limited Partnership, as Owner and BPM, as Agent [Exhibit 10.14 to Registrant's Report on Form 10-K dated December 31, 1986 (File No. 0-14393)].*

                    Tradewinds Shopping Center

                    (10.13) Purchase  and Sale  Agreement  dated May  16, 1986 between Douglas Krupp on behalf of himself and others and Ronald J. Benach and Stewart L. Grill, as liquidating agents under a Liquidating Trust Agreement dated May 15, 1986 [Exhibit 1(c) to Registrant's Report on Form 8-K dated May 30, 1986 (File No. 2-97467)].*

                    (10.14) Assignment  of Purchase  and  Sale Agreement  from
                            Douglas Krupp to Krupp Cash Plus Limited Partnership dated May 27, 1986. [Exhibit 2(c) to Registrant's Report on Form 8-K dated May 30, 1986 (File No. 2-97467)].*

                    (10.15) Trustee's Deed dated May 27, 1986 from First  Bank of Oak Park to Krupp Cash Plus Limited Partnership [Exhibit 3(c) to Registrant's Report on Form 8-K dated May 30, 1986 (File No. 2-97467)].*

                    (10.16) Management  Agreement  dated  September   1,  1986
                            between Krupp Cash Plus Limited Partnership, as Owner and BPM, as Agent. [Exhibit 10.18 to Registrant's Report on Form 10-K dated December 31, 1986 (File No. 0-14393)].*

   * Incorporated by reference.

   (c)         Reports on Form 8-K

                    None

                                    SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 1996.


     KRUPP CASH PLUS LIMITED PARTNERSHIP

                            By:    The Krupp Corporation,
                                   a General Partner



                            By:    /s/Douglas Krupp
                                   Douglas Krupp, Co-Chairman
                                   (Principal Executive Officer) and
                                   Director of The Krupp Corporation


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 21st day of March, 1996.


   Signatures               Titles


   /s/ Douglas Krupp               Co-Chairman (Principal Executive
   Douglas Krupp                   Officer) and Director of The Krupp
                                   Corporation (a General Partner of the
                                   Registrant)

   /s/ George Krupp                Co-Chairman (Principal Executive
   George Krupp                    Officer) and Director of The Krupp
                                   Corporation (a General Partner of the
                                   Registrant)

   /s/ Laurence Gerber             President of The Krupp Corporation (a
   Laurence Gerber                 General Partner of the Registrant)


   /s/Robert A. Barrows            Senior Vice President and Corporate
   Robert A. Barrows               Controller of The Krupp Corporation (a
                                   General Partner of the Registrant)

                                    APPENDIX A

                       KRUPP CASH PLUS LIMITED PARTNERSHIP


                        FINANCIAL STATEMENTS AND SCHEDULES
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                       For the Year Ended December 31, 1995

                      KRUPP CASH PLUS LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




   Report of Independent Accountants                                       F-3

   Balance Sheets at December 31, 1995 and 1994                            F-4

   Statements of Operations for the Years Ended December 31,
   1995, 1994 and 1993                                                     F-5

   Statements of Changes in Partners' Equity for the Years
   Ended December 31, 1995, 1994 and 1993                                  F-6

   Statements of Cash Flows for the Years Ended December 31,
   1995, 1994 and 1993                                                     F-7

   Notes to Financial Statements                                    F-8 - F-12

   Schedule III - Real Estate and Accumulated Depreciation         F-13 - F-14

   All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



   To the Partners of
   Krupp Cash Plus Limited Partnership:

   We have  audited the  financial  statements and  the  financial statement schedule of Krupp Cash Plus Limited Partnership (the "Partnership") listed in the index on page F-2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

   We conducted  our audits in accordance  with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our  opinion, the  financial  statements referred  to  above present fairly, in all material respects, the financial position of Krupp Cash Plus Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

   Boston, Massachusetts
   February 14, 1996

                                  KRUPP CASH PLUS LIMITED PARTNERSHIP

                                            BALANCE SHEETS
                                      December 31, 1995 and 1994



                                               ASSETS



                                                                1995            1994
            Real estate assets:

              Retail centers, net of accumulated depreciation
                of $15,298,268 and $13,258,690, respectively   $30,082,471   $31,025,555

              Mortgage-backed securities ("MBS") (market
                value of approximately $5,435,000 and
                $5,667,000, respectively) (Note D)               5,151,696     5,727,728

                 Total real estate assets                       35,234,167    36,753,283

            Cash and cash equivalents (Note C)                   2,841,353     2,319,369
            Other assets                                           643,003       833,507

                 Total assets                                  $38,718,523   $39,906,159


                                 LIABILITIES AND PARTNERS' EQUITY

            Accounts payable                                   $     6,428   $   358,180
            Accrued expenses and other liabilities (Note E)        824,812       851,020

                 Total liabilities                                 831,240     1,209,200

            Commitments (Note I)

            Partners' equity (deficit) (Note F):

              Limited Partners (4,000,000
                 Units outstanding)                             38,032,296    38,822,766
              Corporate Limited Partner (100
                 Units outstanding)                                  1,180         1,200
              General Partners                                    (146,193)     (127,007)

                 Total Partners' equity                         37,887,283    38,696,959

                 Total liabilities and Partners' equity        $38,718,523   $39,906,159

                                The accompanying notes are an integral
                                  part of the financial statements.

                                 KRUPP CASH PLUS LIMITED PARTNERSHIP

                                       STATEMENTS OF OPERATIONS
                         For the Years Ended December 31, 1995, 1994 and 1993


                                                         1995        1994        1993
            Revenue:
                 Rental (Note H)                      $5,780,035  $5,427,900  $5,134,166
                 Interest income - MBS (Note D)          462,811     523,950     745,347
                 Interest income - other                 194,473      89,051      64,369

                 Total revenue                         6,437,319   6,040,901   5,943,882

            Expenses:
                 Operating (Notes G and I)             1,125,111   1,262,429   1,201,304
                 Maintenance                             296,396     292,360     262,813
                 General and administrative
                  (Note G)                               195,933     256,114     285,301
                 Real estate taxes                     1,051,596   1,084,690     986,962
                 Management fees to an affiliate
                  (Note G)                               305,150     259,141     247,795
                 Depreciation                          2,039,578   1,934,260   1,638,070

                 Total expenses                        5,013,764   5,088,994   4,622,245

            Net income (Note J)                       $1,423,555  $  951,907  $1,321,637

            Allocation of net income (Note F):

                 Unitholders (4,000,000
                  Units outstanding)                  $1,395,049  $  932,846  $1,295,173

                 Net income per Unit of
                  Depositary Receipt                  $      .35  $      .23  $      .32

                 Corporate Limited Partner
                  (100 Units outstanding)             $       35  $       23  $       32

                 General Partners                     $   28,471  $   19,038  $   26,432


                               The accompanying notes are an integral
                                  part of the financial statements.

                                  KRUPP CASH PLUS LIMITED PARTNERSHIP

                               STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                         For the Years Ended December 31, 1995, 1994 and 1993



                                                        Corporate
                                                         Limited     General     Partners'
                                          Unitholders    Partner     Partners      Equity
            Balance at December 31, 1992  $41,696,256      $1,272   $(168,015)  $41,529,513

            Cash distributions             (2,911,583)        (73)    (17,636)   (2,929,292)

            Net income                      1,295,173          32      26,432     1,321,637

            Balance at December 31, 1993   40,079,846       1,231    (159,219)   39,921,858

            Cash distributions             (2,189,926)        (54)     13,174    (2,176,806)

            Net income                        932,846          23      19,038       951,907

            Balance at December 31, 1994   38,822,766       1,200    (127,007)   38,696,959

            Cash distributions             (2,185,519)        (55)    (47,657)   (2,233,231)

            Net income                      1,395,049          35      28,471     1,423,555

            Balance at December 31, 1995  $38,032,296      $1,180   $(146,193)  $37,887,283

                                 The accompanying notes are an integral
                                    part of the financial statements.

                                   KRUPP CASH PLUS LIMITED PARTNERSHIP

                                        STATEMENTS OF CASH FLOWS
                          For the Years Ended December 31, 1995, 1994 and 1993



                                                                                  1995
                                                   1994           1993
            Operating activities:
              Net income                        $ 1,423,555    $   951,907   $ 1,321,637
              Adjustments to reconcile net
               income to net cash provided by
               operating activities:
                Depreciation                      2,039,578      1,934,260     1,638,070
                Amortization of MBS premium           1,972          2,094         5,670
                Decrease in cash restricted for
                 tenant security deposits             -               -           51,923
                Decrease (increase) in other
                 assets                             190,504        (21,097)       72,657
                Increase (decrease) in accounts
                 payable                             (4,127)          (814)       31,953
                Decrease in accrued expenses
                 and other liabilities              (26,208)       (32,516)     (193,753)

                  Net cash provided by operating
                   activities                     3,625,274      2,833,834     2,928,157

            Investing activities:
              Additions to fixed assets          (1,096,494)    (1,037,705)   (3,265,158)
              Increase (decrease) in accounts
               payable for fixed asset             (347,625)      (820,354)    1,071,009
               additions
              Principal collections on MBS          574,060      1,622,946     2,710,253

                  Net cash provided by (used in)
                   investing activities            (870,059)      (235,113)      516,104

            Financing activity:
              Cash distributions                 (2,233,231)    (2,176,806)   (2,929,292)

            Net increase in cash and cash
              equivalents                           521,984        421,915       514,969

            Cash and cash equivalents,
             beginning of year                    2,319,369      1,897,454     1,382,485

            Cash and cash equivalents,
             end of year                        $ 2,841,353    $ 2,319,369   $ 1,897,454

                                  The accompanying notes are an integral
                                    part of the financial statements.

                       KRUPP CASH PLUS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

   A.          Organization

               Krupp Cash Plus Limited Partnership (the "Partnership") was formed on April 30, 1985 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership has issued all of the General Partners Interest to The Krupp Corporation and The Krupp Company Limited Partnership-IV in exchange for capital contributions aggregating $3,000. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The Partnership will continue to exist until December 31, 2025, unless earlier terminated upon occurrence of certain events as set forth in the Partnership Agreement.

               The Partnership has issued 100 Limited Partner Interests to the Corporate Limited Partner, Krupp Depositary Corporation (the "Depositary"/"Corporate Limited Partner") in exchange for a capital contribution of $2,000. The Partnership also issued an additional 4,000,000 Limited Partner Interests to the Corporate Limited Partner, who, in turn, issued Depositary Receipts ("Units") to the investors and has assigned all of its rights and interest in the Limited Partner Interests (except for its $2,000 Limited Partners Interest) to the holders of Depositary Receipts ("Unitholders"). As of March 14, 1986, the Partnership completed its public offering having sold 4,000,000 Units for $79,934,364, net of purchase volume discounts of $65,636.

   B.          Significant Accounting Policies

               The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note J).

                  Risks and Uncertainties

                  The Partnership invests its cash primarily in deposits and money market funds with commercial banks. The Partnership has not experienced any losses to date on its invested cash.

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Cash Equivalents

                  The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The cash equivalents are recorded at cost, which approximates current market values.

                  Rental Revenues

                  Leases require the payment of base rent monthly in advance. Rental revenues are recorded on the accrual basis. Leases generally contain provisions for additional rent based on a percentage of tenant sales and other provisions which are also recorded on the accrual basis, but are billed in arrears. Minimum rental revenue for long term commercial leases is recognized on a straight-line basis over the life of the related lease.

                  Leasing Commissions

                  Leasing commissions are deferred and amortized over the life of the related lease.

                  Depreciation

                  Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

                          Buildings and improvements           3 to 25 years
                          Appliances, carpeting and equipment  3 to 5 years

                  Impairment of Long-Lived Assets

                  In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

                  The investments in properties are carried at cost less accumulated depreciation unless the General Partners believe there is a significant impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are significantly impaired.

                  Mortgage-Backed Securities

                  MBS are held for long-term investment and are carried at amortized cost. Premiums and discounts are amortized over the life of the underlying securities using the effective yield method. The market value of MBS is determined based on quoted market prices.

                  Income Taxes

                  The Partnership is not liable for federal or state income taxes as Partnership income is allocated to the partners for income tax purposes. In the event that the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and the examination results in a change in Partnership taxable income, such change will be reported to the partners.

                  Reclassifications

                  Certain  prior  year  balances  have  been  reclassified  to
                  conform   with  the   current   year   financial   statement
                  presentation.

   C.          Cash and Cash Equivalents

               Cash and cash equivalents at December 31, 1995 and 1994 consist of the following:
                                                             December 31,
                                                         1995          1994


                Cash and money market accounts        $  613,930    $ 537,900
                Commercial paper                       1,731,200    1,781,469
                Bankers' acceptance                      496,223          -

                                                      $2,841,353    $2,319,369

               At December 31, 1995, commercial paper and bankers acceptance represent corporate issues complying with Section 6.2(a) of the Partnership Agreement purchased through a corporate issuer maturing in the first quarter of 1996. At December 31, 1995, the carrying value of the Partnership's investment in both commercial paper and bankers' acceptance approximates fair value.

   D.          Mortgage-Backed Securities

               At December 31, 1995, the Partnership's MBS Portfolio has a market value of approximately $5,435,200 with unrealized gains of approximately $283,500 and no unrealized losses. At December 31, 1994, the Partnership's MBS Portfolio had an approximate market value of approximately $5,667,200 with unrealized gains of approximately $6,200 and unrealized losses of approximately $66,700. The Portfolio consists of Federal Home Loan Mortgage Corporation holdings with coupon rates ranging from 8.5% to 9.0% per annum maturing in the years 2008 through 2009, and Government National Mortgage Association holdings with coupon rates of 8.5% per annum maturing in the years 2008 through 2017. The Partnership has the intention and ability to hold the MBS and until maturity.

   E.          Accrued Expenses and Other Liabilities

               Accrued expenses and other liabilities consist of the following at December 31, 1995 and 1994:

                                                           1995          1994

               Accrued real estate taxes                   $685,370   $721,200
               Deferred income and other accrued expenses    90,735     76,447
               Tenant security deposits                      48,707     53,373
                                                           $824,812   $851,020
   F.          Partners' Equity

               Under the Partnership Agreement, profits or losses from Partnership operations and Distributable Cash Flow are allocated 98% to the Unitholders and Corporate Limited Partner (the "Limited Partners") based on Units held, and 2% to the General Partners. Profits arising from a capital transaction will be allocated in the same manner as cash distributions (described below). Losses from a capital transaction will be allocated 98% to the Limited Partners and 2% to the General Partners.

               Upon the occurrence of a capital transaction, net cash proceeds will be distributed as follows: 1) to the Limited Partners until they have received a return of their total invested capital; 2) to the General Partners until they have received a return of their total invested capital; 3) to the Limited Partners until the Limited Partners have received any deficiency in their 12% cumulative return on invested capital through fiscal years prior to the date of the capital transaction; 4) to the General Partners until amounts allocated under items three and four been paid in an 85% - 15% ratio, and
               5) 85% to the Limited Partners and 15% to the General Partners.

               As of December 31, 1995, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                                     Corporate
                                                      Limited    General
                                       Unitholders    Partner    Partners       Total

               Capital contributions  $ 79,934,364   $ 2,000    $   3,000   $ 79,939,364

               Syndication costs        (9,755,749)     -            -        (9,755,749)

               Cash distributions      (46,099,864)   (1,193)    (579,882)   (46,680,939)

               Note distributions       (7,149,821)     (179)        -        (7,150,000)

               Net income               21,103,366       552      430,689     21,534,607

                  Total               $ 38,032,296   $ 1,180    $(146,193)  $ 37,887,283

   G.          Related Party Transactions

      Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at the rate of up to 6% of the gross receipts, net of leasing commissions from commercial properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal and payroll; and with the preparation and mailing of reports and other communications to the Unitholders.

      Amounts paid to the General Partners or their affiliates during the years ended December 31, 1995, 1994 and 1993 were as follows:

                                    1995         1994        1993

      Management fees             $305,150     $259,141    $247,795

      Expense reimbursements       274,148      456,111     477,709

      Charged to operations       $579,298     $715,252    $725,504

   H.          Future Base Rents Due Under Commercial Operating Leases

               Future base rents due under commercial operating leases for the years 1996 through 2000 and thereafter are as follows:

                                     1996           $4,501,300
                                     1997           $3,750,400
                                     1998           $2,805,900
                                     1999           $2,089,700
                                     2000           $1,771,000
                                     Thereafter     $7,884,400
   I.          Leases

               The Partnership is subject to a ground lease for a parcel of land adjoining Luria's Plaza. The initial term of the non-cancelable operating lease is twenty years commencing October 1, 1987. During the first ten-year period of the lease, annual rent will be $24,048, payable in equal monthly installments, and during the second ten-year period the annual rent will be $28,248 payable in equal monthly installments. The lease also provides for its renewal under four five-year option periods. Total rental expense related to the ground lease, charged to operations for each of the three years ended December 31, 1995, 1994 and 1993 was $24,048.

   J.          Federal Income Taxes

               For federal income tax purposes, the Partnership is depreciating its property using the accelerated cost recovery system ("ACRS") and the modified accelerated cost recovery system ("MACRS") depending on which is applicable.

      The reconciliation of the income for each year reported in the accompanying statement of operations with the income reported in the Partnership's 1995, 1994 and 1993 federal income tax return is as follows:

                                                           1995        1994       1993


               Net income per statement of operations   $1,423,555  $  951,907 $1,321,637

               Plus:  Rental income timing
                    difference                              49,739     (71,374)  (134,858)
                      Difference in book to tax
                       depreciation                        360,866     308,355     55,587

               Net income for federal income tax
                purposes                                $1,834,160  $1,188,888 $1,242,366

    The allocation of the net income for federal income tax purposes for 1995 is:

                                        Passive    Portfolio   Portfolio
                                        Income      Expense     Income        Total
                Unitholders           $1,154,682   $(1,372)    $644,122    $1,797,432

                Corporate Limited
                  Partner                     29       -             16            45

                General Partners          23,565       (28)      13,146        36,683
                                      $1,178,276   $(1,400)    $657,284    $1,834,160

               During 1995, 1994 and 1993 the average per Unit income to the Unitholders for federal income tax purposes was $.45, $.29 and $.31, respectively.

                                KRUPP CASH PLUS LIMITED PARTNERSHIP

                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         December 31, 1995



                                                                    Costs Capitalized
                                       Initial Cost to                Subbsequent to
                                         Partnership                   Acquisition
                                         Buildings &                   Buildings &


       Description                  Land        Improvements        Land      Improvements

   High Point National
   Furniture Mart
   High Point, NC                $  823,136     $14,364,251      $   -        $3,163,793

   Luria's Plaza
   Vero Beach, FL                 2,083,350      11,770,671       200,000      2,751,911

   Tradewinds Shopping Center
   Hanover Park, IL               1,523,520       7,080,990          -         1,619,117

         Total:                  $4,430,006     $33,215,912       $200,000    $7,534,821



                            Gross Amounts Carried at
                                    End of Year
                                      Buildings                                Year
                                        and                     Accumulated Construction   Year
      Description         Land      Improvements       Total    Deprecation  Completed   Acquired

   High Point National
   Furniture Mart
   High Point, NC      $  823,136   $17,528,044    $18,351,180  $ 6,689,595     1964        1986

   Luria's Plaza
   Vero Beach, FL       2,283,350    14,522,582     16,805,932    5,344,356     1984        1985

   Tradewinds Shopping
   Center
   Hanover Park, IL     1,523,520     8,700,107     10,223,627    3,264,317     1969        1986

      TOTAL            $4,630,006   $40,750,733    $45,380,739  $15,298,268

   Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1995:

                                                1995          1994           1993
     Real Estate

     Balance at beginning of year           $44,284,245    $43,319,125    $40,053,967

     Disposal       -                           (72,585)        -

     Improvements                             1,096,494      1,037,705      3,265,158

     Balance at end of year                 $45,380,739    $44,284,245    $43,319,125


                                                1995          1994           1993
     Accumulated Depreciation

     Balance at beginning of year           $13,258,690    $11,397,015    $ 9,758,945

     Disposal       -                           (72,585)        -

     Depreciation expense                     2,039,578      1,934,260      1,638,070

     Balance at end of year                 $15,298,268    $13,258,690    $11,397,015

   The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The Partnership holds title to its properties free and clear from all mortgage indebtedness and other material liens or encumbrances. The aggregate cost for federal income tax purposes at December 31, 1995 is $45,810,387.