Form 10-Q
period 1996-03-31
KRUPP CASH PLUS LTD PARTNERSHIP
filed 1996-05-01
CIK 768175

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    March 31, 1996

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

                          PART I.  FINANCIAL INFORMATION

   Item 1.    FINANCIAL STATEMENTS

                       KRUPP CASH PLUS LIMITED PARTNERSHIP

                                  BALANCE SHEETS


                                      ASSETS

                                                        March 31,   December 31,
                                                         1996        1995

            Real estate assets:
            Retail centers, less accumulated
             depreciation of $15,791,185 and
             $15,298,268, respectively                $29,815,640    $30,082,471

            Mortgage-backed securities ("MBS")
              (Note 4)                                  4,909,303      5,151,696

            Total real estate assets                   34,724,943     35,234,167

            Cash and cash equivalents                   3,727,377      2,841,353
            Other assets                                  727,945        782,000

                 Total assets                         $39,180,265    $38,857,520


                              LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

            Accounts payable                          $     7,335    $    6,428
            Accrued expenses and other liabilities
             (Note 2)                                   1,369,683        963,809

                 Total liabilities                      1,377,018        970,237

            Partners' equity (deficit) (Note 3):

              Limited Partners (4,000,000 Units
               outstanding)                            37,942,109     38,032,296
              Corporate Limited Partner (100 Units
               outstanding)                                 1,177          1,180
              General Partners                           (140,039)     (146,193)

                 Total Partners' equity (deficit)      37,803,247     37,887,283

                 Total liabilities and Partners'
                   equity (deficit)                   $39,180,265    $38,857,520


                      The accompanying notes are an integral
                        part of the financial statements.

                       KRUPP CASH PLUS LIMITED PARTNERSHIP

                             STATEMENTS OF OPERATIONS


                                                        For the Three Months
                                                           Ended March 31,
                                                               1996           1995

            Revenue:
              Rental                                        $1,547,036     $1,509,244
              Interest income - MBS (Note 4)                   106,385        120,621
              Interest income - other                           44,499         27,930

                 Total revenue                               1,697,920      1,657,795


            Expenses:
              Operating (Note 5)                               261,227        238,517
              Maintenance                                       75,832         67,051
              General and administrative (Note 5)               44,679         41,430
              Real estate taxes                                295,252        300,472
              Management fees (Note 5)                          62,499         62,091
              Depreciation                                     492,917        478,792

                 Total expenses                              1,232,406      1,188,353

            Net income                                      $  465,514     $  469,442

            Allocation of net income (Note 3):

              Unitholders (4,000,000 Units
               outstanding)                                 $  456,192     $  460,042

              Net income per Unit of
               Depositary Receipt                           $      .11     $      .12

              Corporate Limited Partner
               (100 Units outstanding)                      $       11     $       12

              General Partners                              $    9,311     $    9,388

                      The accompanying notes are an integral
                        part of the financial statements.

                       KRUPP CASH PLUS LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS

                                                                For the Three Months
                                                                   Ended March 31,
                                                                     1996       1995

            Operating activities:
              Net income                                         $  465,514   $  469,442
              Adjustments to reconcile net income to
                net cash provided by operating activities:
                Depreciation                                        492,917      478,792
                Amortization of net MBS premium                         263           22
                Decrease (increase) in other assets                  54,055    (75,739)

                  Decrease in accounts payable                       (6,093)     (31,575)
                Increase in accrued expenses and other
                  liabilities                                       405,874      404,170

                    Net cash provided by operating
                     activities                                   1,412,530    1,245,112

            Investing activities:
              Increase in other investments                           -         (975,636)
              Additions to fixed assets                            (226,086)    (179,440)
              Increase in accounts payable for fixed
               asset additions                                        7,000        -
              Principal collections on MBS                          242,130       52,104

                    Net cash provided by (used in)
                     investing activities                            23,044   (1,102,972)

            Financing activity:
              Distributions                                        (549,550)    (551,908)

            Net increase (decrease) in cash and
              cash equivalents                                      886,024     (409,768)

            Cash and cash equivalents, beginning of
               period                                             2,841,353    2,319,369

            Cash and cash equivalents, end of period             $3,727,377   $1,909,601

                      The accompanying notes are an integral
                        part of the financial statements.

                       KRUPP CASH PLUS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

   (1)  Accounting Policies

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Cash Plus Limited Partnership (the "Partnership"), the disclosures contained in this Report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Report on Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Partnership.
        In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1996, and its results of operations and cash flows for the three months ended March 31, 1996 and 1995. Certain prior year balances have been reclassified to conform with the current year financial statement presentation.

        The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   (2) Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consist of the following at March 31, 1996 and December 31, 1995:

                                                            March 31,     December 31,
                                                              1996            1995

                 Accrued real estate taxes                  $  622,709      $685,370
                 Accrued insurance                             125,128       114,397
                 Prepaid rent                                  552,772        84,065
                 Tenant security deposits                       48,707        48,707
                 Other accrued expenses                         20,367        31,270
                                                            $1,369,683      $963,809

   (3) Changes in Partners' Equity (Deficit)

        A summary of changes in Partners' Equity (Deficit) for the three months ended March 31, 1996 is as follows:

                                                    Corporat             Total
                                                    Limited  General   Partners'
                                     Unitholders   Partner  Partners    Equity

              Balance at
               December 31, 1995    $38,032,296   $1,180  $(146,193) $37,887,283

              Net income                456,192       11      9,311      465,514

              Distribution             (546,379)     (14)    (3,157)   (549,550)

              Balance at
               March 31, 1996      $37,942,109   $1,177  $(140,039)  $37,803,24

   (4)  Mortgage Backed Securities

        The MBS held by the Partnership are issued by the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Additional information on the MBS held is approximated as follows:

                                              March 31,      December 31,
                                                1996            1995

                  Face Value                 $4,892,886      $5,135,017

                 Amortized Cost              $4,909,303      $5,151,696

                 Estimated Market Value      $5,099,000      $5,435,000

              Coupon rates of the MBS range from 8.5% to 9.0% per annum and mature in the years 2008 through 2017. The Partnership's MBS portfolio had gross unrealized gains of approximately $190,000 and $283,500 at March 31, 1996 and December 31, 1995,
              respectively and no unrealized losses. The Partnership does not expect to realize these gains as it has the intention and ability to hold the MBS until maturity.

   (5)  Related Party Transactions

        Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate of 5% of the gross receipts from the properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal and payroll; and with the preparation and mailing of reports and other communications to the Unitholders.

        Amounts accrued or paid to the General Partners or their affiliates were as follows:

                                       For the Three Months
                                          Ended March 31,

                                        1996        1995

            Property management
               fees                   $ 62,499    $ 62,091

            Expense
               reimbursements           73,780      43,729

            Charged to
               operations             $136,279    $105,820

                       KRUPP CASH PLUS LIMITED PARTNERSHIP



   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Liquidity and Capital Resources

   The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operations of its real estate investments. Liquidity is also generated by the MBS portfolio. The Partnership holds MBS that are guaranteed by Government National Mortgage Association ("GNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"). The principal risks in respect of MBS are the credit worthiness of GNMA and FHLMC and the risk that the current value of any MBS may decline as a result of changes in market interest rates. The General Partners believe that the risk is minimal due to the fact that the Partnership has the ability to hold these securities to maturity. The Partnership's sources of future liquidity will be used for payment of expenses related to real estate operations, capital expenditures including tenant build-outs to secure quality tenants, and other administrative expenses. Cash Flow, if any, as calculated under Section 17 of the Partnership Agreement will then be available for distribution to the Partners.

   The Partnership's retail centers continue to have a relatively consistent level of operating results. However, to attain these results, management has found it necessary to fund a significant portion of tenant build-outs to secure quality tenants in the Partnership's retail centers.

   The Partnership has ongoing improvements which are necessary at High Point National Furniture Mart to reconfigure space for new tenants and comply with present building code standards. Renovations to an additional floor began in the first quarter of 1996 and are anticipated to be completed in mid-1996. The refurbished show-room spaces have enabled the Partnership to command higher rents and achieve 100% occupancy.

   Management is currently evaluating leasing issues at Tradewinds. One 17,770 square foot tenant's lease will be terminated as of December 31, 1996. Management is working on finding a new tenant for this space and is negotiating with one of the anchor tenants regarding a possible expansion in 1996. Improvements to the facade at Tradewinds continue in 1996, in order to remain competitive against newer centers.

   In order to continue to fund the capital improvements noted above, the General Partners have determined that retaining the current annualized distribution rate of approximately $0.55 per Unit will allow the Partnership to maintain adequate reserves to fund the necessary capital improvements.

   Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

   Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the three months ended March 31, 1996 and from the Partnership's inception through March 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds From Capital Transactions should not be considered by the reader as a substitute to net income, as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                       (In $1,000's except per Unit amounts)
                                                  For the Three Months  Inception to
                                                    Ended March 31,      March  31,
                                                         1996               1996
   Distributable Cash Flow:
   Net income for tax purposes                          $ 552           $ 22,492

   Items not requiring or (not providing)
      the use of operating funds:
         Tax basis depreciation and amortization          420             16,928
         Interest income on note receivable               -                 (371)
         Gain on sale of assets                           -               (1,686)
         Additions to fixed assets                       (226)            (8,126)
         Cash from vacancy guarantee on
            Luria's Plaza                                 -                  873
         Fixed asset additions funded from cash
            reserves                                      -                  865
         Operating reserve for fixed asset
            additions                                     -               (1,070)
      Total Distributable Cash Flow ("DCF")             $ 746           $ 29,905
      Limited Partners' Share of DCF                    $ 731           $ 29,306

      Limited Partners' Share of DCF per Unit           $ .18           $   7.32
      General Partners' Share of DCF                    $  15           $    598

   Net Proceeds from Capital Transactions:
      Principal collections on MBS, net                 $ 242           $ 14,695
      Proceeds from sale of MBS                           -               19,018
      Net proceeds from sale of property
       including interest on mortgage
       note receivable                                    -                1,208
      Mortgage note                                       -                7,150
      Reinvestment of MBS principal
       collections                                        -              (16,141)
              Total Net Proceeds from Capital
               Transactions                             $ 242           $ 25,930

   Distributions:
   Limited Partners                                     $ 546(a)        $ 54,343(b)(d)

   Limited Partners' Average per Unit                   $ .14(a)        $  13.59(b)(c)(d)
   General Partners                                     $  15(a)        $    597(b)

              Total Distributions                       $ 561(a)        $ 54,940(b)

   (a)    Represents an estimate of the distribution to be paid in May, 1996.
   (b)    Includes an estimate of the distribution to be paid in May, 1996.
   (c) Includes a $7,150,000 note which was distributed from the Partnership to the Evergreen Plaza Note-Holding Trust whose beneficiaries were the Partnership's Unitholders on record on May 31, 1990.
   (d) Limited Partners' average per Unit return of capital as of May, 1996 is $6.27 [$13.59 - $7.32].

   Operations

   Distributable Cash Flow decreased for the three months ended March 31, 1996, as compared to the first three months in 1995, due to an increase in capital improvements at the Partnership's properties.

   The Partnership experienced increased rental revenues during the first three months of 1996, as compared to the same period in 1995. The
   increase  is  attributable   to  increased  occupancy   rates  at  all  the
   Partnership's properties. At High Point, refurbished showroom spaces allow for higher rents in 1996 as additional floors are renovated. Exterior improvements at Luria's Plaza have made it more attractive to new tenants, increasing occupancy as compared to first quarter of 1995.
   Occupancy at Tradewinds has also increased as compared to the first quarter of 1995, due to a new tenant lease in late 1995.

   MBS interest income decreased during the first quarter of 1996, as compared the first quarter of 1995 due to large prepayments of principal which took place through the first half of 1995. As interest rates rose in 1995, these prepayments declined. During the same time period, interest income earned on commercial paper investments has increased due to higher average cash and cash equivalent balances.

   In the first quarter of 1996, as compared to the first quarter of 1995, operating and maintenance expenses increased due to adverse weather conditions at the Partnership's properties increasing both utility consumption and snow removal expenditures.

   Depreciation  expense  increased  in  conjuction  with  the  fixed   assets
   expenditures in 1995 and the first three months of 1996.

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



                  Krupp Cash Plus Limited Partnership
                      (Registrant)





                  By:   /s/Robert A. Barrows
                        Robert A. Barrows
                        Treasurer and Chief Accounting Officer of The Krupp Corporation, a General Partner.



   Date:  April 29, 1996