Form 10-Q
period 1996-06-30
KRUPP CASH PLUS LTD PARTNERSHIP
filed 1996-08-06
CIK 768175

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-Q
   (Mark One)

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESx EXCHANGE ACT OF 1934

   For the quarterly period ended    June 30, 1996

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

                          PART I.  FINANCIAL INFORMATION

   Item 1.    FINANCIAL STATEMENTS

   This  Form 10-Q contains  forward-looking statements within  the meaning of
   Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

                       KRUPP CASH PLUS LIMITED PARTNERSHIP

                                  BALANCE SHEETS

                                      ASSETS
                                                             June 30,      December 31,
                                                               1996            1995

            Real estate assets:
              Retail centers, less accumulated
               depreciation of $16,304,018 and
               $15,298,268, respectively                    $29,497,995    $30,082,471

              Mortgage-backed securities ("MBS"), net
               of accumulated amortization (Note 4)           4,696,820      5,151,696

                    Total real estate assets                 34,194,815     35,234,167

            Cash and cash equivalents                         3,267,517      2,841,353
            Other investment (Note 4)                           492,256         -
            Other assets                                        770,676        782,000

                    Total assets                            $38,725,264    $38,857,520

                                   LIABILITIES AND PARTNERS' EQUITY

            Accounts payable                                $     2,870    $     6,428
            Accrued expenses and other liabilities
             (Note 2)                                         1,188,234        963,809

                    Total liabilities                         1,191,104        970,237

            Partners' equity (deficit) (Note 3):

              Unitholders (4,000,000 Units outstanding)      37,682,082     38,032,296
              Corporate Limited Partner (100 Units
               outstanding)                                       1,172          1,180
              General Partners                                 (149,094)      (146,193)

                 Total Partners' equity                      37,534,160     37,887,283

                 Total liabilities and Partners'
                   equity                                   $38,725,264    $38,857,520

                      The accompanying notes are an integral
                        part of the financial statements.

                       KRUPP CASH PLUS LIMITED PARTNERSHIP

                             STATEMENTS OF OPERATIONS

                                           For the Three Months       For the Six Months
                                              Ended June 30,             Ended June 30,
                                            1996         1995          1996        1995

            Revenue:
               Rental                    $1,471,040   $1,480,928    $3,018,076  $2,990,172
               Interest income - MBS
                  (Note 4)                  100,160      119,089       206,545     239,710

               Interest income - other       51,235       61,143        95,734      89,073

                  Total revenue           1,622,435    1,661,160     3,320,355   3,318,955

            Expenses:
               Operating (Note 5)           332,833      279,815       594,060     518,332
               Maintenance                   82,361       67,123       158,193     134,174
               General and administra-
                  tive (Note 5)              27,264       51,263        71,943      92,693
               Real estate taxes            293,355      301,465       588,607     601,937
               Management fees
                  (Note 5)                   81,585       72,281       144,084     134,372
               Depreciation                 512,833      488,295     1,005,750     967,087

                  Total expenses          1,330,231    1,260,242     2,562,637   2,448,595

            Net income                   $  292,204   $  400,918    $  757,718  $  870,360


            Allocation of net income
               (Note 3):

               Unitholders (4,000,000
                  Units outstanding)     $  286,353   $  392,891    $  742,545  $  852,932

               Net income per Unit of
                  Depositary Receipt     $      .08   $      .09    $      .19  $      .21
               Corporate Limited
                  Partner (100 Units
                  outstanding)           $        8   $        9    $       19  $       21

               General Partners          $    5,843   $    8,018    $   15,154  $   17,407

                      The accompanying notes are an integral
                        part of the financial statements.

                       KRUPP CASH PLUS LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS

                                                                    For the Six Months
                                                                      Ended June 30,
                                                                    1996          1995

            Operating activities:
               Net income                                       $   757,718   $   870,360
               Adjustments to reconcile net income to net
                  cash provided by operating activities:
                  Depreciation                                    1,005,750       967,087
                  Amortization of MBS premium, net                      994           227
                  Decrease in other assets                           11,324        90,642
                  Decrease in accounts payable                       (3,558)      (85,150)
                  Increase in accrued expenses and other
                   liabilities                                      224,425       273,747

                           Net cash provided by operating
                              activities                          1,996,653     2,116,913

            Investing activities:
               Increase in other investments                       (492,256)   (2,352,726)
               Additions to fixed assets                           (421,274)     (341,481)
               Principal collections on MBS                         453,882       144,078

                           Net cash used in investing
                              activities                           (459,648)   (2,550,129)

            Financing activity:
               Distributions                                     (1,110,841)   (1,110,610)

            Net increase (decrease) in cash and cash
               equivalents                                          426,164    (1,543,826)

            Cash and cash equivalents, beginning of period        2,841,353     2,319,369

            Cash and cash equivalents, end of period            $ 3,267,517   $   775,543

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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1996, its results of operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995. Certain prior year balances have been reclassified to conform with current year financial statement presentation.

      The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   (2)           Accrued Expenses and Other Liabilities

      Accrued expenses and other liabilities consist of the following:

                                                             June 30,     December 31,
                                                               1996           1995

                 Accrued real estate taxes                  $  892,751       $685,370
                 Accrued insurance                             133,395        114,397
                 Prepaid rent                                   84,419         84,065
                 Tenant security deposits                       48,707         48,707
                 Other accrued expenses                         28,962         31,270
                                                            $1,188,234       $963,809
   (3)           Changes in Partners' Equity

                 A summary of changes in Partners' equity (deficit) for the six months ended June 30, 1996 is as follows:

                                                           Corporate                  Total
                                                            Limited      General     Partners'
                                             Unitholders    Partner     Partners      Equity

              Balance at December 31, 1995   $38,032,296     $1,180     $(146,193)  $37,887,283

              Net income                         742,545         19        15,154       757,718

              Distributions                   (1,092,759)       (27)      (18,055)   (1,110,841)

              Balance at June 30, 1996       $37,682,082     $1,172     $(149,094)  $37,534,160

   (4)        Mortgage Backed Securities and Other Investment

              The MBS held by the Partnership are issued by the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Additional information on the MBS held is as follows:
                                            June 30,        December 31,
                                              1996             1995

                 Face Value                $4,681,134       $5,135,017

                 Amortized Cost            $4,696,820       $5,151,696

                 Estimated Market Value    $4,815,000       $5,435,000

              Coupon rates of the MBS range from 8.5% to 9.0% per annum and mature in the years 2008 through 2017. The Partnership's MBS portfolio had gross unrealized gains of approximately $118,000 and $284,000 at June 30, 1996 and December 31, 1995,
              respectively and no unrealized losses. The Partnership does not expect to realize these gains as it currently has the intention and ability to hold the MBS until maturity.

              At  June  30,  1996,  the  Partnership  held  an  investment  in
              commercial paper  maturing within  one year.   Cost approximates
              the market value.

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

              Amounts accrued or paid to the General Partners or their affiliates are as follows:

                                               For the Three Months    For the Six Months
                                                  Ended June 30,          Ended June 30,
                                                 1996        1995        1996      1995

                     Property management
                        fees                   $ 81,585    $ 72,281    $144,084  $134,372

                     Expense
                        reimbursements           65,697      74,275     139,477   118,004

                     Charged to
                        operations             $147,282    $146,556    $283,561  $252,376

                       KRUPP CASH PLUS LIMITED PARTNERSHIP

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Management s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management s expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

   Liquidity and Capital Resources

   The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operations of its real estate investments. Liquidity is also generated by the MBS portfolio. The Partnership holds MBS that are guaranteed by Government National Mortgage Association ("GNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"). The principal risks in respect of MBS are the credit worthiness of GNMA and FHLMC and the risk that the current value of any MBS may decline as a result of changes in market interest rates. The General Partners believe that the risk is minimal due to the fact that the Partnership has the ability to hold these securities to maturity. The Partnership's sources of future liquidity will be used for payment of expenses related to real estate operations, capital expenditures including tenant build-outs to secure quality tenants, and other administrative expenses. Cash Flow, if any, as calculated under Section 17 of the Partnership Agreement, will then be available for distribution to the Partners.

   The Partnership's retail centers continue to have a relatively consistent level of operating results. However, to attain these results, management has found it necessary to fund a significant portion of tenant build-outs to secure quality tenants in the Partnership's retail centers.

   The Partnership has ongoing improvements which are necessary at High Point National Furniture Mart to reconfigure space for new tenants and comply with present building code standards. Renovations to an additional floor, which began in the first quarter of 1996, were completed during the second quarter, while renovations to the elevator system began in the second quarter and are anticipated to be completed in the third quarter. The refurbished show-room spaces have enabled the Partnership to command higher rents and achieve 100% occupancy.

   Management is currently evaluating leasing issues at Tradewinds. One 17,770 square foot tenant's lease will be terminated as of December 31, 1996. Management is working on finding a new tenant for this space and is negotiating with one of the anchor tenants regarding possible expansion in 1996. Improvements to the facade at Tradewinds were completed during the second quarter of 1996 in order to remain competitive against newer centers.

   In order to continue to fund the capital improvements noted above, the General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the levels of working capital the Partnership should maintain. Adjustments to distributions are made when appropriate to reflect such assessments. The General Partners have determined that retaining the current annualized distribution rate of approximately $0.55 per Unit will allow the Partnership to maintain adequate reserves to fund the necessary capital improvements.

   Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

   Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the six months ended June 30, 1996 and from the Partnership's inception through June 30, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income, as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                             (In  $1,000's except per Unit amounts)
                                                        For the Six Months   Inception to
                                                          Ended June 30,      June  30,
                                                               1996              1996
          Distributable Cash Flow:
          Net income for tax purposes                        $  943          $ 22,883
          Items not requiring or (not providing)
              the use of operating funds:
              Tax basis depreciation and amortization           840            17,348
              Interest income on note receivable                 -               (371)
              Gain on sale of assets                             -             (1,686)
              Additions to fixed assets                        (421)           (8,321)
              Cash from vacancy guarantee on Luria's Plaza       -                873
              Fixed asset additions funded from cash
               reserves                                          -                865
              Operating reserve for fixed asset additions        -             (1,070)

              Total Distributable Cash Flow ("DCF")          $1,362          $ 30,521

              Unitholders' Share of DCF                      $1,335          $ 29,911
              Unitholders' Share of DCF per Unit             $  .33          $   7.47 (d)
              General Partners' Share of DCF                 $   27          $    610
          Net Proceeds from Capital Transactions:
              Principal collections on MBS, net              $  455          $ 14,908
              Proceeds from sale of MBS                          -             19,018
              Net proceeds from sale of property
               including interest on mortgage
               note receivable                                   -              1,208
              Mortgage note                                      -              7,150
              Reinvestment of MBS principal
               collections                                       -            (16,141)
              Total Net Proceeds from Capital
               Transactions                                  $  455          $ 26,143

          Distributions:
          Unitholders                                        $1,093 (a)      $ 54,890 (b)(d)
          Unitholders' Average per Unit                      $  .27 (a)      $  13.72 (b)(c)(d)
          General Partners                                   $   27 (a)      $    609 (b)
              Total Distributions                            $1,120 (a)      $ 55,499 (b)

   (a) Represents distributions paid in 1996, except the February, 1996 distribution, which relates to 1995 cash flows, and includes an estimate of the distribution to be paid in August, 1996.
   (b)    Includes an estimate of the distribution to be paid in August, 1996.
   (c) Includes a $7,150,000 note which was distributed from the Partnership to the Evergreen Plaza Note-Holding Trust whose beneficiaries were the Partnership's Unitholders on record on May 31, 1990.
   (d) Unitholders' average per Unit return of capital as of August, 1996 is $6.25 [$13.72-$7.47].


   Operations

   Distributable Cash Flow decreased for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, due to an increase in capital
   improvements at the Partnership's properties and a decrease in net income due to an increase in total expenses. For the three and six months ended June 30, 1996, as compared to 1995, the Partnership experienced a slight increase in rental revenue as a result of continued high occupancy rates and higher rents at High Point due to refurbished show-room spaces and increased occupancy at Tradewinds, due to a new tenant lease in late 1995. This increase in rental revenue was partially offset by a decline in occupancy at Luria's Plaza due to the unanticipated non-renewal of a 3,000 square foot tenant's lease in April 1996.

   MBS interest income decreased during the first and second quarters of 1996, as compared to the same period in 1995, due to large prepayments and repayments of principal.

   Operating expenses for the three and six months ended June 30, 1996, as compared to 1995, increased due to higher insurance expense resulting from prior years' insurance refunds received in 1995, in addition to a rise in reimbursable expenses incurred in connection with the operation of the Partnership and its properties, including computer, accounting, travel, insurance, legal and payroll costs. Operating and maintenance expenses increased due to adverse weather conditions at the Partnership's properties increasing utility consumption, snow removal and exterior repair expenditures. General and administrative expenses decreased in connection with the preparation and mailing of reports and other investor communications. Depreciation expense increased in conjunction with fixed asset expenditures.

   General

   In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

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

                  Krupp Cash Plus Limited Partnership
                      (Registrant)

                By: /s/Robert A. Barrows
                    Robert A. Barrows
                    Treasurer and Chief Accounting Officer of The Krupp Corporation, a General Partner.

   Date:  July      , 1996