Form 10-Q
period 1996-09-30
KRUPP CASH PLUS LTD PARTNERSHIP
filed 1996-11-04
CIK 768175

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996

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

KRUPP CASH PLUS LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS

                                                September 30,  December 31,
                                                    1996           1995

Real estate assets:
  Retail centers, less accumulated
     depreciation of $16,810,212 and
     $15,298,268, respectively                  $29,122,747    $30,082,471

  Mortgage-backed securities ("MBS"), net
     of accumulated amortization (Note 4)         4,519,885      5,151,696

        Total real estate assets                 33,642,632     35,234,167

Cash and cash equivalents                         4,401,270      2,841,353
Other assets                                        718,668        782,000

        Total assets                            $38,762,570    $38,857,520


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                $       335    $     6,428
Accrued expenses and other liabilities
  (Note 2)                                        1,362,723        963,809

        Total liabilities                         1,363,058        970,237

Partners' equity (deficit) (Note 3):

  Unitholders (4,000,000 Units outstanding)      37,551,307     38,032,296
  Corporate Limited Partner (100 Units
     outstanding)                                     1,168          1,180
  General Partners                                 (152,963)      (146,193)

        Total Partners' equity                   37,399,512     37,887,283

        Total liabilities and Partners'
           equity                               $38,762,570    $38,857,520

                    The accompanying notes are an integral
                       part of the financial statements.

                      KRUPP CASH PLUS LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS

                              For the Three Months       For the Nine Months
                              Ended September 30,        Ended September 30,
                               1996         1995          1996        1995

Revenue:
   Rental                   $1,291,131   $1,415,939    $4,309,207  $4,406,111
   Interest income - MBS
      (Note 4)                  96,716      113,783       303,261     353,493
   Interest income - other      57,247       57,056       152,981     146,129
      Total revenue          1,445,094    1,586,778     4,765,449   4,905,733

Expenses:
   Operating (Note 5)          250,964      261,302       845,024     779,634
   Maintenance                  57,953       69,098       216,146     203,272
   General and adminis-
      trative (Note 5)          44,763       48,089       116,706     140,782
   Real estate taxes            90,662      281,776       679,269     883,713
   Management fees (Note 5)     70,462       95,726       214,546     230,098
   Depreciation                506,194      463,215     1,511,944   1,430,302

      Total expenses         1,020,998    1,219,206     3,583,635   3,667,801

Net income                  $  424,096   $  367,572    $1,181,814  $1,237,932


Allocation of net income
   (Note 3):

   Unitholders (4,000,000
      Units outstanding)    $  415,604   $  360,212    $1,158,149  $1,213,144

   Net income per Unit of
      Depositary Receipt    $      .10   $      .09    $      .29  $      .30

   Corporate Limited
      Partner (100 Units
      outstanding)          $       10   $        9    $       29  $       30

   General Partners         $    8,482   $    7,351    $   23,636  $   24,758

                    The accompanying notes are an integral
                       part of the financial statements.

                      KRUPP CASH PLUS LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                                     For the Nine Months
                                                      Ended September 30,
                                                       1996          1995

Operating activities:
   Net income                                      $ 1,181,814    $ 1,237,932
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                1,511,944      1,430,302
         Amortization of MBS premium, net                1,012          1,231
         Decrease (increase) in other assets            63,332       (130,700)
         Decrease in accounts payable                   (6,093)      (103,785)
         Increase in accrued expenses and other
            liabilities                                398,914        914,898

               Net cash provided by operating
                  activities                         3,150,923      3,349,878

Investing activities:
   Additions to fixed assets                          (552,220)      (429,024)
   Principal collections on MBS                        630,799        376,097

               Net cash provided by (used in)
                  investing activities                  78,579        (52,927)

Financing activity:
   Distributions                                    (1,669,585)    (1,671,553)

Net increase in cash and cash equivalents            1,559,917      1,625,398

Cash and cash equivalents, beginning of period       2,841,353      2,319,369

Cash and cash equivalents, end of period           $ 4,401,270    $ 3,944,767

                    The accompanying notes are an integral
                       part of the financial statements.

                      KRUPP CASH PLUS LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


(1)  Accounting Policies

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Cash Plus Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Partnership.

    In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1996, its results of operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. Certain prior year balances have been reclassified to conform with current year financial statement presentation.

    The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2) Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities consist of the following:

                                              September 30,  December 31,
                                                  1996           1995

    Accrued real estate taxes                 $  594,626        $685,370
    Accrued insurance                            140,394         114,397
    Prepaid rent                                 545,618          84,065
    Tenant security deposits                      52,394          48,707
    Other accrued expenses                        29,691          31,270
                                              $1,362,723        $963,809

(3) Changes in Partners' Equity

    A summary of changes in Partners' equity (deficit) for the nine months ended September 30, 1996 is as follows:

                                             Corporate              Total
                                              Limited  General     Partners'
                              Unitholders     Partner  Partners     Equity

    Balance at
       December 31, 1995      $38,032,296    $  1,180  $(146,193) $37,887,283

    Net income                  1,158,149          29     23,636    1,181,814

    Distributions              (1,639,138)        (41)   (30,406)  (1,669,585)

    Balance at
       September 30, 1996     $37,551,307    $  1,168  $(152,963) $37,399,512

(4)  Mortgage Backed Securities

     The MBS held by the Partnership are issued by the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Additional information on the MBS held is as follows:

                                              September 30,    December 31,
                                                  1996            1995

        Face Value                            $  4,504,217     $ 5,135,017

        Amortized Cost                        $  4,519,885     $ 5,151,696

        Estimated Market Value                $  4,637,000     $ 5,435,000

     Coupon rates of the MBS range from 8.5% to 9.0% per annum and mature in the years 2008 through 2017. The Partnership's MBS portfolio had gross unrealized gains of approximately $117,000 and $284,000 at September 30, 1996 and December 31, 1995, respectively, and no unrealized losses. The Partnership does not expect to realize these gains as it currently has the intention and ability to hold the MBS until maturity.

(5)  Related Party Transactions

     Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate of 5% of the gross receipts from the properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal and payroll, and with the preparation and mailing of reports and other communications to the Unitholders.

     Amounts accrued or paid to the General Partners or their affiliates are as follows:

                                   For the Three Months   For the Nine Months
                                    Ended September 30,   Ended September 30,
                                     1996        1995       1996       1995

         Property management
            fees                   $ 70,462    $ 95,726   $214,546   $230,098

         Expense
            reimbursements           74,685      74,922    214,162    192,926

         Charged to
            operations             $145,147    $170,648   $428,708   $423,024

                              KRUPP CASH PLUS LIMITED PARTNERSHIP


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

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

The Partnership has ongoing improvements which are necessary at High Point National Furniture Mart to reconfigure space for new tenants and comply with present building code standards. Renovations to the three floors of the building were completed during the second quarter of 1996, while renovations to the elevator system which began in the second quarter of 1996, were completed in the third quarter of 1996. The refurbished show-room spaces have enabled the property to command higher rents and maintain 99% occupancy.

Management is currently evaluating leasing issues at Tradewinds. One 17,770 square foot tenant's lease will be terminated as of December 31, 1996. Management is working on finding a new tenant for this space and is negotiating with one of the anchor tenants regarding possible expansion. Improvements to the facade at Tradewinds were completed during the second quarter of 1996 in order to remain competitive against newer centers.

In order to continue to fund the capital improvements noted above, the General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the levels of working capital the Partnership should maintain. Adjustments to distributions are made when appropriate to reflect such assessments. Based on current assessments, the General Partners have determined that retaining the current annualized distribution rate of approximately $0.55 per Unit will allow the Partnership to maintain adequate reserves to fund the necessary capital improvements.

Distributable Cash Flow and Net Proceeds from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Proceeds from Capital Transactions as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the nine months ended September 30, 1996 and from the Partnership's inception through September 30, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income, as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                          (In $1,000's except per Unit amounts)
                                             For the Nine Months   Inception to
                                             Ended September 30,   September 30,
                                                    1996               1996
Distributable Cash Flow:
Net income for tax purposes                     $1,456          $ 23,396
Items not requiring or (not providing)
   the use of operating funds:
   Tax basis depreciation and amortization       1,261            17,769
   Interest income on note receivable              -                (371)
   Gain on sale of assets                          -              (1,686)
   Additions to fixed assets                      (552)           (8,452)
   Cash from vacancy guarantee on Luria's Plaza    -                 873
   Fixed asset additions funded from cash
      reserves                                     -                 865
   Operating reserve for fixed asset additions     -              (1,070)

   Total Distributable Cash Flow ("DCF")        $2,165          $ 31,324
   Unitholders' Share of DCF                    $2,122          $ 30,698
   Unitholders' Share of DCF per Unit           $  .53          $   7.67 (d)
   General Partners' Share of DCF               $   43          $    626
Net Proceeds from Capital Transactions:
   Principal collections on MBS, net            $  632          $ 15,085
   Proceeds from sale of MBS                       -              19,018
   Net proceeds from sale of property
      including interest on mortgage
      note receivable                              -               1,208
   Mortgage note                                   -               7,150
   Reinvestment of MBS principal
      collections                                  -             (16,141)
   Total Net Proceeds from Capital
      Transactions                              $  632          $ 26,320
Distributions:
   Unitholders                                  $1,639 (a)      $ 55,436 (b)(c)
   Unitholders' Average per Unit                $  .41 (a)      $  13.86 (b)(c)(d)
   General Partners                             $   43 (a)      $    625 (b)
   Total Distributions                          $1,682 (a)      $ 56,061 (b)(c)

(a) Represents distributions paid in 1996, except the February, 1996 distribution, which relates to 1995 cash flow, and includes an estimate of the distribution to be paid in November, 1996.
(b) Includes an estimate of the distribution to be paid in November, 1996.
(c) Includes a $7,150,000 note which was distributed from the Partnership to the Evergreen Plaza Note-Holding Trust whose beneficiaries were the Partnership's Unitholders on record on May 31, 1990.
(d) Unitholders' average per Unit return of capital as of November, 1996 is $6.19 [$13.86-$7.67].

Operations

Distributable Cash Flow decreased for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, due to an increase in capital improvements at the Partnership's properties and a decrease in net income.

Rental revenue decreased for the three and nine months ended September 30, 1996, as compared to the same periods in 1995. The decrease in rental revenue is due to lower tenant billings as a result of the decline in reimbursable real estate taxes. MBS interest income also decreased due to repayment and prepayments of principal which occur on the MBS portfolio. The decrease was partially offset by an increase in other interest income as a result of higher cash and cash equivalent balances available for investment.

Total expenses decreased for the three months ended September 30, 1996, as compared to the same period in 1995, due to decreases in maintenance, real estate tax and management fee expenses. The decline in maintenance expense is a result of lower preventative maintenance performed at the Partnership's properties in the third quarter of 1996, as compared to the third quarter of 1995. The decrease in real estate taxes is a result of a reassessment of Tradewinds by the local taxing authority. Management fees also decreased in conjunction with the decline in revenue.

During the nine months ended September 30, 1996, total expenses decreased primarily due to a decrease in real estate taxes, as discussed above. However, this decrease was partially offset by an increase in both operating and maintenance expenses. Operating expense increased due to prior years' insurance refunds received in 1995, and increased utility consumption as a result of the unusually harsh winter weather conditions at the properties. The increase in maintenance expense is due to increased snow removal and exterior repair expenditures as result of the adverse weather conditions.

Depreciation expense increased for the three and nine months ended September 30, 1996, as compared to the same periods in 1995, in conjunction with the increase in capital improvement expenditures.

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


Date: October 30, 1996