Form 10-K
period 1996-12-31
KRUPP CASH PLUS LTD PARTNERSHIP
filed 1997-03-31
CIK 768175

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                             FORM 10-K


     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the fiscal year ended       December 31, 1996


                              OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from                  to

          Commission file number              0-14393


                      Krupp Cash Plus Limited Partnership

    (Exact name of registrant as specified in its charter)

      Massachusetts                                          04-2865878
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                Identification No.)



470 Atlantic Avenue, Boston, Massachusetts            02210
(Address of principal executive offices)            Zip Code)

(Registrant's telephone number, including area code)(617) 423-2233

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:Depository Receipts representing Units of Investor Limited Partner Interests.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].
Aggregate market value of voting securities held by non-affiliates: Not applicable.

Documents incorporated by reference:  Part IV, Item 14

The exhibit index is located on pages 10-12.

The total number of pages in this document is 27.

                            PART I

This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

On July 12, 1986 the Partnership commenced the marketing and sale of 4,000,000 units of Depositary Receipts ("Units") for a maximum offering of $80,000,000. The Partnership raised $79,934,364 from its public offering. The Partnership invested the net proceeds from the offering in a portfolio of unleveraged real estate (see Item 2 - Properties) and mortgage backed securities ("MBS") issued by the Government National Mortgage Association ("GNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") (see Note D to Financial Statements, included in Item 8 (Appendix A) of this report). The Partnership considers itself to be engaged only in the industry segment of investment in real estate and related assets.

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

As of December 31, 1996, there were 7 full and part-time on-site personnel employed by the Partnership.

ITEM 2.  PROPERTIES

As of December 31, 1996, the Partnership had unleveraged investments in three retail centers containing an aggregate of 614,410 square feet of leasable area. Additional detailed information with respect to individual properties can be found in Schedule III included in Appendix A of this report.

A summary of the Partnership's real estate investments is presented below.

                                             Average Occupancy
                              Current         For Year Ended
                    Year of   Leasable          December 31,
Description       AcquisitionSquare Footage19961995199419931992

Retail Centers

Luria's Plaza
Vero Beach, Florida   1985     156,452    96%  97% 97%  74% 82%

High Point National
Furniture Mart
High Point,
North Carolina       1986      242,722   100% 100% 99% 100% 99%

Tradewinds Shopping
Center
Hanover Park,
Illinois             1986      215,236    86%  93% 92%  89% 89%


  There were six tenants which occupied 10% or more of their respective property's leasable space as of December 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS

  There are no material pending legal proceedings to which the Partnership is a party or to which any of its property is a subject.

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

The number of Investor Limited Partners ("Unitholders") as of December 31, 1996 was approximately 5,300.

The Partnership has made the following distributions to its Partners during the years ended December 31, 1996 and 1995.

                        Year Ended December 31,
                                 1996               1995
                          Amount  Per Unit    Amount  Per Unit
Limited Partners:

 Unitholders
 (4,000,000 Units)      $2,185,517    $.55 $2,185,519     $.55

 Corporate Limited Partner
 (100 Units)                    55     .55         55      .55

General Partners            46,448             47,657
                        $2,232,020         $2,233,231

One of the objectives of the Partnership is to make partially tax sheltered distributions of cash flow generated by the Partnership's properties and MBS. However, there is no assurance that future operations will continue to generate sufficient cash to maintain the current level of distributions and to provide sufficient liquidity for the Partnership. The Partnership distributes approximately $.14 per Unit per quarter to its investors.

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

                    1996      1995      1994      1993   1992

Total revenue     $ 6,333,585  $ 6,437,319  $ 6,040,901 $ 5,943,882$6,027,514

Net income          1,369,189 1,423,555    951,907  1,321,637 1,311,674

Net income allocated
to Partners:

Unitholders      1,341,772  1,395,049   932,846 1,295,173  1,285,409
      Per Unit         .34        .35       .23       .32       .32

  Corporate Limited
      Partner            34         35         23         32      32

  General
     Partners        27,383     28,471     19,038     26,432   26,233

Total assets at
  December 31    37,940,810 38,857,520 39,906,159 41,984,742 42,683,188

Distributions:

  Unitholders     2,185,517  2,185,519  2,189,926 2,911,583  2,915,681
  Per Unit (a)          .55        .55        .54        .73    .73

  Corporate Limited
      Partner            55         55         54         73     73

  General
   Partners          46,448      47,657    (13,174)     17,636   49,174

(a)   During the years ended December 31, 1996, 1995, 1994, 1993 and
1992, the average per Unit return of capital to the Unitholderswas $0, $0, $.11, $.68 and $.07, respectively.Prior performance of thePartnership is not necessarily indicative of future operations.


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

The Partnership's retail centers continue to maintain a relatively consistent level of operating results. However, to attain these results, management has found it necessary to fund a significant portion of tenant build-outs to secure quality tenants in the Partnership's retail centers.

The Partnership completed improvements at High Point National Furniture Mart ("High Point") which were necessary to reconfigure space for new tenants and comply with present building code standards. Renovations to show rooms on three floors of the building were completed during the second quarter of 1996, while renovations to the elevator system were completed in the third quarter of 1996. The refurbished show room spaces have enabled the property to command higher rents and maintain 100% occupancy.

At Tradewinds Shopping Center ("Tradewinds"), improvements to the facade were completed during the second quarter of 1996 in order to remain competitive against newer centers. Management has also negotiated the expansion of an anchor tenant in 1997 and intends to spend approximately $4,000,000 for the tenant buildout. In order to fund the expansion, the Partnership plans to utilize its cash reserves as well as any proceeds received from the possible financing of its mortgage backed securities portfolio in 1997.

At Luria's Plaza, the Partnership is planning to spend approximately $116,000 for capital improvements in 1997, most of which are designated as tenant buildouts which the General Partners believe are necessary to maintain or increase its current occupancy level.

The Partnership holds MBS that are guaranteed by the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). The principal risks with respect to MBS are the credit worthiness of GNMA and FHLMC and the risk that the current value of any MBS may decline as a result of changes in market interest rates. Currently, the General Partners believe that the risk is minimal due to the fact that the Partnership has the ability to hold these securities to maturity.

In order to continue to fund the capital improvements noted above, the General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the levels of working capital reserves the Partnership should maintain. Adjustments to distributions are made when appropriate to reflect such assessments. Based on current assessments, the General Partners have determined that retaining the current annualized distribution rate of $0.55 per Unit will allow the Partnership to maintain adequate reserves.

Distributable Cash Flow and Net Proceeds from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Proceeds from Capital Transactions as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the year ended December 31, 1996 and from the Partnership's inception through December 31, 1996. The General Partners provide information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income, as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                   (In $1,000's except per Unit amounts)
                                       For the Year    Inception to
                                     Ended December 31,December 31,
                                            1996           1996
Distributable Cash Flow:
Net income for tax purposes             $1,716       $ 23,656
Items not requiring or (not providing)
  the use of operating funds:
  Tax basis depreciation and amortization 1,707        18,215
  Interest income on note receivable       -             (371)
  Gain on sale of assets                   -           (1,686)
  Additions to fixed assets               (870)        (8,770)
  Cash from vacancy guarantee on Luria's Plaza   -        873
  Fixed asset additions funded from cash
     reserves                              -              865
  Operating reserve for fixed asset additions   -      (1,070)

  Total Distributable Cash Flow ("DCF") $2,553       $ 31,712
  Unitholders' Share of DCF             $2,502       $ 31,078
  Unitholders' Share of DCF per Unit    $  .63       $   7.77 (d)
  General Partners' Share of DCF        $   51       $    634
Net Proceeds from Capital Transactions:
  Principal collections on MBS, net     $  778       $ 15,231
  Proceeds from sale of MBS                -           19,018
  Net proceeds from sale of property
     including interest on mortgage
     note receivable                       -            1,208
  Mortgage note                            -            7,150
  Reinvestment of MBS principal
     collections                           -          (16,141)
  Total Net Proceeds from Capital
     Transactions                       $  778       $ 26,466
Distributions:
  Unitholders                           $2,186 (a)   $ 55,983 (b)(c)
  Unitholders' Average per Unit         $  .55 (a)   $  14.00 (b)(c)(d)
  General Partners                      $   51 (a)   $    633 (b)
  Total Distributions                   $2,237 (a)   $ 56,616 (b)(c)

(a) Represents distributions paid in 1996, except the February, 1996 distribution, which relates to 1995 cash flow, and includes an estimateof the distribution to be paid in February, 1997.
(b) Includes an estimate of the distribution to be paid in February, 1997.
(c) Includes a $7,150,000 note which was distributed from the Partnership to the Evergreen Plaza Note-Holding Trust whose beneficiaries were the  Partnership's Unitholders on record on May 31, 1990.
(d) Unitholders' average per Unit return of capital as of February, 1997 is $6.23 [$14.00-$7.77].

Operations

1996 compared to 1995

Overall, Distributable Cash Flow, as defined in the Partnership Agreement, increased from 1995 to 1996, due to a decrease in capital improvement expenditures, partially offset by a decrease in net income.

The Partnership experienced a slight decrease in total revenue in 1996, as compared to 1995. Rental revenue decreased primarily due to lower tenant billings as a result of the decline in reimbursable real estate taxes at Tradewinds. MBS interest income also decreased due to repayment and prepayments of principal which occur on the MBS portfolio. These decreases are partially offset by an increase in interest income as a result of higher cash and cash equivalents available for investment in 1996.

During 1996, as compared to 1995, total expenses remained relatively stable, with increases in maintenance and general and administrative expenses, offset by decreases in real estate taxes and management fees. Maintenance expense increased due to increases in both snow removal and exterior repair expenditures as a result of adverse weather conditions in 1996. General and administrative expense rose due to increases in both audit expenditures and charges incurred in connection with the preparation and mailing of Partnership reports and other investor communications. The decrease in real estate taxes is the result of a reassessment of Tradewinds by the local taxing authority. Management fees decreased in conjunction with the decline in revenue. Depreciation expense increased as a result of capital improvement expenditures.

1995 compared to 1994

The Partnership experienced increased rental revenue during 1995 as compared to 1994. The renovations at High Point enabled the Partnership to receive higher rents from the refurbished floors. The renovated and expanded Cobb Theater, a major tenant located at Luria's Plaza, was reopened in February 1994 with six new screens. The theater expansion has attracted new tenants and enabled the center to maintain high occupancy and command higher rents and lease renewals.

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

The investments in properties are carried at cost less accumulated depreciation unless the General Partners believe there is a material impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are materially impaired.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Appendix A to this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of both the Partnership and The Krupp Company Limited Partnership-IV, the other General Partner of the Partnership, is as follows:

                                 Position with
       Name and Age              The Krupp Corporation

       Douglas Krupp (50)        Co-Chairman of the Board
       George Krupp (52)         Co-Chairman of the Board
       Laurence Gerber (40)      President
       Robert A. Barrows (39)    Treasurer

  Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the Company. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for the more than $4 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and a Director of both Berkshire Realty Company, Inc. (NYSE-BRI) and Harborside Healthcare (NYSE-HBR). George Krupp is Douglas Krupp's brother.

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

  Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as Director of Berkshire Realty Company, Inc. (NYSE-BRI) and Harborside Healthcare Corporation (NYSE-HBR) as well as President and Trustee of Krupp Government Income Trust and President and Trustee of Krupp Government Income Trust II.

  Robert A. Barrows is Senior Vice President and Chief Financial Officer of The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

  The Partnership has no directors or executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  As of December 31, 1996, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's 4,000,100 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

                            PART IV

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Partnership does not have any directors, executive officers or nominees for election as director. Additionally, as of December 31, 1996, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units.
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)1.  Financial Statements - see Index to Financial Statements and
Schedule included under Item 8, Appendix A, on page F-2 of thisreport.

  2. Financial Statement Schedule - see Index to Financial Statements and Schedules included under Item 8, Appendix A, on page F-2 of this report.All other schedules are omitted as they are not applicable,not required or the information is provided in the FinancialStatements or the Notes thereto.

(b)    Exhibits:

  Number and Description
  under Regulation S-K
  The following reflects all applicable exhibits required under Item 601 of
  Regulation S-K:
(4) Instruments defining the rights of security holders including indentures:

(4.1)Amended Agreement of Limited Partnership dated as of July 3, 1985
     [Exhibit A to Prospectus included in Amendment No. 1 of Registrant's Registration Statement on Form S-11 (File 2-97467)].*

(4.2)13th Amendment of Certificate of Limited Partnership filed with the Massachusetts Secretary of State on March 14, 1986. [Exhibit 4.2 to Registrant's Report on Form 10-K for the year ended December 31, 1985 (File 2-97467)].*

(10) Material Contracts:

     Luria's Plaza

(10.1) Purchase and Sale Agreement, dated August 27, 1985, between
       Douglas Krupp and Florida Vero Beach Ltd., Altman/Ranzau & Associates No. II, Northwest Military Associates Joint Venture, and Lockhill-Selma Associates Joint Venture and related exhibits [Exhibit 1 to Registrant's Report on Form 8-K dated October 31, 1985 (File No. 2-97467)].*

(10.2) Assignment of Purchase and Sale Agreement from Douglas Krupp to VB
       Holding Company [Exhibit 2 to Registrant's Report on Form 8-K dated October 31, 1985 (File No. 2-97467)].*

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


     High Point National Furniture Mart

(10.9) Purchase and Sale Agreement, dated April 25, 1986 between Douglas
       Krupp on behalf of himself and others and Byron Investments, Inc. [Exhibit 1(c) to Registrant's Report on Form 8-K dated May 16, 1986 (File No. 2-97467)].*

(10.10)Assignment of Purchase and Sale Agreement from Douglas Krupp to
       Krupp Cash Plus Limited Partnership [Exhibit 2(c) to Registrant's Report on Form 8-K dated May 16, 1986 (File No. 2-97467)].*

(10.11)North Carolina Special Warranty Deed from Byron Investments, Inc.
       to Krupp Cash Plus Limited Partnership [Exhibit 3(c) to
       Registrant's Report on Form 8-K dated May 16, 1986 (File No. 2-
       97467)].*

(10.12)Management Agreement dated May 16, 1986 between Krupp Cash Plus
       Limited Partnership, as Owner and BPM, as Agent [Exhibit 10.14 to Registrant's Report on Form 10-K dated December 31, 1986 (File No. 0-14393)].*

     Tradewinds Shopping Center

(10.13)Purchase and Sale Agreement dated May 16, 1986 between Douglas
       Krupp on behalf of himself and others and Ronald J. Benach and Stewart L. Grill, as liquidating agents under a Liquidating Trust Agreement dated May 15, 1986 [Exhibit 1(c) to Registrant's Report on Form 8-K dated May 30, 1986 (File No. 2-97467)].*

(10.14)Assignment of Purchase and Sale Agreement from Douglas Krupp to
       Krupp Cash Plus Limited Partnership dated May 27, 1986. [Exhibit 2(c) to Registrant's Report on Form 8-K dated May 30, 1986 (File No. 2-97467)].*

(10.15)Trustee's Deed dated May 27, 1986 from First Bank of Oak Park to
       Krupp Cash Plus Limited Partnership [Exhibit 3(c) to Registrant's Report on Form 8-K dated May 30, 1986 (File No. 2-97467)].*

(10.16)Management Agreement dated September 1, 1986 between Krupp Cash
       Plus Limited Partnership, as Owner and BPM, as Agent.  [Exhibit
       10.18 to Registrant's Report on Form 10-K dated December 31, 1986 (File No. 0-14393)].*

     * Incorporated by reference.


(c)    Reports on Form 8-K

     During the last quarter of the year ended December 31, 1996, the Partnership did not file any reports on Form 8-K.

                          SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.

                      KRUPP CASH PLUS LIMITED PARTNERSHIP

                         By:The Krupp Corporation,a General Partner



                         By:/s/ Douglas Krupp
Douglas Krupp, Co-Chairman(Principal Executive Officer) and
         Director of The Krupp Corporation


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 27th day of March, 1997.


Signatures               Titles


/s/ Douglas Krupp        Co-Chairman (Principal Executive
Douglas Krupp            Officer) and Director of The Krupp
                         Corporation (a General Partner of the
                         Registrant)

/s/ George Krupp         Co-Chairman (Principal Executive
George Krupp             Officer)and Director of The Krupp
Corporation (a General Partner of the
                         Registrant)

/s/ Laurence Gerber      President of The Krupp Corporation (a
Laurence Gerber          General Partner of the Registrant)


/s/ Robert A. Barrows    Treasurer of The Krupp Corporation (a
Robert A. Barrows        General Partner of the Registrant)

                          APPENDIX A

              KRUPP CASH PLUS LIMITED PARTNERSHIP



               FINANCIAL STATEMENTS AND SCHEDULE
                      ITEM 8 of FORM 10-K

    ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
             For the Year Ended December 31, 1996

              KRUPP CASH PLUS LIMITED PARTNERSHIP

          INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants                          F-3

Balance Sheets at December 31, 1996 and December 31, 1995  F-4

Statements of Operations for the Years Ended December 31,
1996, 1995 and 1994                                        F-5

Statements of Changes in Partners' Equity for the Years
Ended December 31, 1996, 1995 and 1994                     F-6

Statements of Cash Flows for the Years Ended December 31,
1996, 1995 and 1994                                        F-7

Notes to Financial Statements                       F-8 - F-12

Schedule III - Real Estate and Accumulated DepreciationF-13 - F-14


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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Cash Plus Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Boston, Massachusetts
January 31, 1997

              KRUPP CASH PLUS LIMITED PARTNERSHIP

                        BALANCE SHEETS
                  December 31, 1996 and 1995



                            ASSETS


                                          1996             1995
Real estate assets:
Retail centers, net of accumulated depreciation
of $17,342,753 and $15,298,268,
 respectively                             $28,908,119  $30,082,471

Mortgage-backed securities ("MBS"), net of
     accumulated amortization (Note D)      4,373,246    5,151,696

       Total real estate assets            33,281,365   35,234,167

Cash and cash equivalents (Note C)          4,043,066    2,841,353
Other assets                                  616,379      782,000

       Total assets                       $37,940,810  $38,857,520

              LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts payable                        $    46,238  $   6,428
  Due to affiliates (Note G)                   26,735        -
  Accrued expenses and other liabilities
    (Note E)                                  843,385    963,809

       Total liabilities                      916,358    970,237

Commitment (Note I)

Partners' equity (deficit) (Note F):

  Unitholders (4,000,000 Units
     outstanding)                          37,188,551  38,032,296
  Corporate Limited Partner (100 Units
     outstanding)                               1,159      1,180
  General Partners                           (165,258)   (146,193)

       Total Partners' equity              37,024,452  37,887,283

       Total liabilities and Partners'
             equity                      $37,940,810  $38,857,520

The accompanying notes are an integral
               part of the financial statements.

              KRUPP CASH PLUS LIMITED PARTNERSHIP

                   STATEMENTS OF OPERATIONS
     For the Years Ended December 31, 1996, 1995 and 1994



                                      1996      1995      1994
Revenue:
  Rental (Note H)                  $5,726,216$5,780,035$5,427,900
  Interest income - MBS (Note D)      396,716   462,811   523,950
  Interest income - other (Note C)    210,653   194,473    89,051

       Total revenue                6,333,585 6,437,319 6,040,901

Expenses:
  Operating (Notes G and I)         1,124,883 1,125,111 1,262,429
  Maintenance                         325,491   296,396   292,360
  General and administrative
     (Note G)                         252,748   195,933   256,114
  Real estate taxes                   931,586 1,051,596 1,084,690
  Management fees (Note G)            285,203   305,150   259,141
  Depreciation                      2,044,485 2,039,578 1,934,260

       Total expenses               4,964,396 5,013,764 5,088,994

Net income (Note J)                $1,369,189$1,423,555$  951,907


Allocation of net income (Note F):

  Unitholders (4,000,000
     Units outstanding)            $1,341,772$1,395,049$  932,846

  Net income per Unit of
     Depositary Receipt            $      .34$      .35$      .23

  Corporate Limited Partner
     (100 Units outstanding)       $       34$       35$       23

  General Partners                 $   27,383$   28,471$   19,038

The accompanying notes are an integral
part of the financial statements.

              KRUPP CASH PLUS LIMITED PARTNERSHIP

           STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     For the Years Ended December 31, 1996, 1995 and 1994



                                Corporate
                                 Limited   General    Partners'
                    Unitholders  Partner   Partners     Equity
Balance at
 December 31, 1993  $40,079,846 $   1,231 $(159,219) $39,921,858

Cash distributions   (2,189,926)      (54)   13,174   (2,176,806)

Net income              932,846        23    19,038      951,907

Balance at
 December 31, 1994   38,822,766     1,200  (127,007)  38,696,959

Cash distributions   (2,185,519)      (55)  (47,657)  (2,233,231)

Net income            1,395,049        35    28,471    1,423,555

Balance at
 December 31, 1995   38,032,296     1,180  (146,193)  37,887,283

Cash distributions   (2,185,517)      (55)  (46,448)  (2,232,020)

Net income            1,341,772        34    27,383    1,369,189

Balance at
 December 31, 1996  $37,188,551 $   1,159 $(165,258) $37,024,452

The per Unit distributions for the years ended December 31, 1996, 1995, and 1994 were $.55, $.55 and $.54, respectively.


The accompanying notes are an integral
part of the financial statements.

              KRUPP CASH PLUS LIMITED PARTNERSHIP

                   STATEMENTS OF CASH FLOWS
     For the Years Ended December 31, 1996, 1995 and 1994


                                                  1996
                        1995        1994
Operating activities:
  Net income                  $ 1,369,189 $ 1,423,555 $   951,907
  Adjustments to reconcile net
     income to net cash provided by
     operating activities:
       Depreciation             2,044,485   2,039,578   1,934,260
       Amortization of MBS
          premium                   1,396       1,972       2,094
       Decrease (increase) in
          other assets            165,621      51,507     (21,097)
       Decrease in accounts
          payable                  (2,949)     (4,127)       (814)
       Increase in due to
          affiliates               26,735        -           -
       Increase (decrease) in
          accrued expenses and
          other liabilities      (120,424)    112,789     (32,516)

            Net cash provided
               by operating
               activities       3,484,053   3,625,274   2,833,834

Investing activities:
  Additions to fixed assets      (870,133) (1,096,494) (1,037,705)
  Increase (decrease) in accounts
     payable for fixed asset
     additions                     42,759      (347,625)   (820,354)
  Principal collections on MBS    777,054     574,060   1,622,946

            Net cash used in
               investing
               activities         (50,320)   (870,059)   (235,113)

Financing activity:
 Cash distributions            (2,232,020) (2,233,231) (2,176,806)

Net increase in cash and cash
 equivalents                    1,201,713     521,984     421,915

Cash and cash equivalents,
 beginning of year              2,841,353   2,319,369   1,897,454

Cash and cash equivalents,
 end of year                  $ 4,043,066 $ 2,841,353 $ 2,319,369


The accompanying notes are an integral
               part of the financial statements.

              KRUPP CASH PLUS LIMITED PARTNERSHIP

                 NOTES TO FINANCIAL STATEMENTS

A.Organization

Krupp Cash Plus Limited Partnership (the "Partnership") was formed on April 30, 1985 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership issued all of the General Partner Interests to The Krupp Corporation and The Krupp Company Limited Partnership-IV in exchange for capital contributions aggregating $3,000. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The Partnership will continue to exist until December 31, 2025, unless earlier terminated upon occurrence of certain events as set forth in the Partnership Agreement.

The Partnership issued 100 Limited Partner Interests to the Corporate Limited Partner, Krupp Depositary Corporation (the "Depositary"/"Corporate Limited Partner") in exchange for a capital contribution of $2,000. The Partnership also issued an additional 4,000,000 Limited Partner Interests to the Corporate Limited Partner, who, in turn, issued Depositary Receipts ("Units") to the investors and assigned all of its rights and interest in the Limited Partner Interests (except for its $2,000 Limited Partners Interest) to the holders of Depositary Receipts ("Unitholders"). As of March 14, 1986, the Partnership completed its public offering having sold 4,000,000 Units for $79,934,364, net of purchase volume discounts of $65,636.

B.Significant Accounting Policies

The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note J).
Risks and Uncertainties

The Partnership invests its cash primarily in deposits and money market funds with commercial banks. The Partnership has not experienced any losses to date on its invested cash.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

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

Depreciation

Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

Buildings and improvements      3 to 25 years
Appliances, carpeting and equipment3 to 5 years

Tenant improvements are depreciated over the life of the related lease.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

The investments in properties are carried at cost less accumulated depreciation unless the General Partners believe there is a material impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are materially impaired.

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

C.Cash and Cash Equivalents

Cash and cash equivalents at December 31, 1996 and 1995 consist of the following:

                                         December 31,
                                     1996        1995

     Cash and money market accounts$  579,264 $  613,930
     Commercial paper              3,463,802   1,731,200
     Bankers' acceptance                -        496,223
                                  $4,043,066  $2,841,353

At December 31, 1996, commercial paper represents corporate issues complying with Section 6.2(a) of the Partnership Agreement purchased through a corporate issuer maturing in the first quarter of 1997. At December 31, 1996, the carrying value of the Partnership's investment in commercial paper approximates fair value.

D.Mortgage-Backed Securities

The MBS held by the Partnership are issued by both the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. The following is additional information on the MBS held as of December 31, 1996 and 1995:

                                             1996          1995

  Face Value                              $4,357,962    $5,135,017

  Amortized cost                          $4,373,246    $5,151,696

  Estimated Market Value                  $4,516,000    $5,435,000

Coupon rates of the MBS range from 8.5% to 9.0% per annum and mature in the years 2008 through 2017. The Partnership's MBS portfolio had gross unrealized gains of approximately $143,000 and $283,500 at December 31, 1996 and 1995, respectively and no unrealized losses. Currently, the Partnership does not expect to realize these gains as it has the ability to hold the MBS until maturity.

E.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following at December 31, 1996 and 1995:

                                              December 31,
                                          1996        1995

  Accrued real estate taxes            $582,835     $685,370
  Deferred income and other accrued
    expenses                            211,606      229,732
  Tenant security deposits               48,944       48,707
                                       $843,385     $963,809

F. Partners' Equity

   Under the Partnership Agreement, profits or losses from Partnership operations and Distributable Cash Flow are allocated 98% to the Unitholders and Corporate Limited Partner (the "Limited Partners") based on Units held, and 2% to the General Partners. Profits arising from a capital transaction will be allocated in the same manner as net cash proceeds (described below). Losses from a capital transaction will be allocated 98% to the Limited Partners and 2% to the General Partners.

   Upon the occurrence of a capital transaction, net cash proceeds will be distributed as follows: 1) to the Limited Partners until they have received a return of their total invested capital; 2) to the General Partners until they have received a return of their total invested capital; 3) to the Limited Partners until the Limited Partners have received any deficiency in their 12% cumulative return on invested capital through fiscal years prior to the date of the capital transaction; 4) to the General Partners until amounts allocated under items three and four have been paid in an 85% - 15% ratio, and 5) 85% to the Limited Partners and 15% to the General Partners.

As of December 31, 1996, the following cumulative Partner contributions and allocations have been made since inception of the Partnership:

                                 Corporate
                                  Limited   General
                      Unitholders Partner   Partners     Total

  Capital contributions$ 79,934,364$ 2,000 $   3,000 $ 79,939,364

  Syndication costs    (9,755,749)   -          -      (9,755,749)

  Cash distributions  (48,285,381) (1,248)  (626,330) (48,912,959)

  Note distributions   (7,149,821)   (179)      -      (7,150,000)

  Net income           22,445,138    586     458,072   22,903,796

     Total           $ 37,188,551$ 1,159   $(165,258)$ 37,024,452

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

Amounts paid to the General Partners or their affiliates during the years ended December 31, 1996, 1995 and 1994 were as follows:

                              1996      1995        1994
  Management fees           $285,203  $305,150    $259,141

  Expense reimbursements     361,818   274,148     456,111

     Charged to operations  $647,021  $579,298    $715,252

Due to affiliates consists of expense reimbursements of $26,735 amd $0, as of December 31, 1996 and 1995, respectively.


H.  Future Base Rents Due Under Commercial Operating Leases

    Future base rents due under commercial operating leases for the years 1997 through 2001 and thereafter are as follows:


                           1997       $4,146,100
                           1998        3,152,300
                           1999        2,271,800
                           2000        1,896,500
                           2001        1,628,200
                           Thereafter  5,864,600
I.  Leases

    The Partnership is subject to a ground lease for a parcel of land adjoining Luria's Plaza. The initial term of the non-cancelable operating lease is twenty years commencing October 1, 1987. During the first ten-year period of the lease, annual rent will be $24,048, payable in equal monthly installments, and during the second ten-year period the annual rent will be $28,248, payable in equal monthly installments. The lease also provides for its renewal under four five-year option periods. Total rental expense related to the ground lease, charged to operations for each of the three years ended December 31, 1996, 1995 and 1994 was $24,048.

J.  Federal Income Taxes

    For federal income tax purposes, the Partnership is depreciating its property using the accelerated cost recovery system ("ACRS") and the modified accelerated cost recovery system ("MACRS") depending on which is applicable.

     The reconciliation of the income for each year reported in the accompanying Statement of Operations with the income reported in the Partnership's 1996, 1995 and 1994 federal income tax return is as follows:

                                                 1996     1995      1994

 Net income per Statement of Operations       $1,369,189  $1,423,555 $  951,907

 Difference in book to tax rental income           9,669      49,739   (71,374)

 Difference in book to tax depreciation          337,309     360,866     308,355

 Net income for federal income tax purposes   $1,716,167  $1,834,160 $1,188,888

 The allocation of the net income for federal income tax purposes for 1996 is as follows:

                          Passive    Portfolio
                          Income      Income      Total
   Unitholders           $1,086,592 $  595,207  $1,681,799

   Corporate Limited Partner        27        15        42

   General Partners          22,176     12,150      34,326
                         $1,108,795 $  607,372  $1,716,167

For the years ended December 31, 1996, 1995 and 1994 the average per Unit income to the Unitholders for federal income tax purposes was $.42, $.45 and $.29, respectively.
The basis of the Partnership's assets for financial reporting purposes is less than its tax basis by approximately $656,900 and $248,900 at December 31, 1996 and 1995, respectively. The tax and book bases of the Partnership's liabilities are the same.

              KRUPP CASH PLUS LIMITED PARTNERSHIP
    SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                       December 31, 1996


                                    Costs Capitalized
                               Initial Costs to         Subsequent to
                                 Partnership             Acquisition
                         Buildings &               Buildings &
 Description        Land      Improvements    Land     Improvements

Luria's Plaza
Vero Beach, FL   $2,083,350   $11,770,671  $ 200,000   $2,981,610

High Point National
Furniture Mart
High Point, NC      823,136    14,364,251       -       3,664,995

Tradewinds Shopping Center
Hanover Park, IL  1,523,520     7,080,990       -       1,758,349

      Total      $4,430,006   $33,215,912   $200,000   $8,404,954

                    Gross Amounts Carried at
                 End of Year
                             Buildings                             uction Year
                                And                  Accumulated   Compl- Acq-
Description     Land   Improvements   Total   Depreciationeted
uired

Luria's Plaza
Vero Beach, FL  $2,283,350  $14,752,281  $17,035,631 $6,023,896  1984  1985

High Point National
Furniture Mart
High Point, NC     823,136   18,029,246   18,852,382    7,611,369  1964 1986

Tradewinds Shopping
Center
Hanover Park,
 IL           1,523,520  8,839,339  10,362,859  3,707,48819691986

Total        $4,630,006$41,620,866 $46,250,872$17,342,753

                           Continued

              KRUPP CASH PLUS LIMITED PARTNERSHIP

                       December 31, 1996




Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1996:

                              1996       1995         1994
Real Estate

Balance at beginning of year$45,380,739$44,284,245 $43,319,125

Disposal                         -         -           (72,585)

Improvements                  870,133   1,096,494    1,037,705

Balance at end of year    $46,250,872 $45,380,739  $44,284,245


                              1996       1995         1994

Accumulated Depreciation

Balance at beginning of year$15,298,268$13,258,690 $11,397,015

Disposal                         -         -           (72,585)

Depreciation expense        2,044,485   2,039,578    1,934,260

Balance at end of year    $17,342,753 $15,298,268  $13,258,690


The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The Partnership holds title to its properties free and clear from all mortgage indebtedness and other material liens or encumbrances. The aggregate cost for federal income tax purposes at December 31, 1996 is $46,680,522 and the aggregate accumulated depreciation for federal income tax purposes was $17,115,507 for the year ended December 31, 1996.