Form 10-Q
period 1997-03-31
KRUPP CASH PLUS LTD PARTNERSHIP
filed 1997-05-14
CIK 768175

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549


                       FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997

                          OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


    Commission file number          0-14393


Krupp Cash Plus Limited Partnership


Masachusetts                           04-2865878

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


The total number of pages in this document is 13.


PART I.  FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

This form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities
Act of 1933 and Section 21E of the Securities Exchange
Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

KRUPP CASH PLUS LIMITED PARTNERSHIP

BALANCE SHEETS


ASSETS

                                                 March 31,     December 31,
                                                   1997            1996

Real estate assets:
  Retail centers, less accumulated
   depreciation of $17,840,903 and
   $17,342,753, respectively                    $28,409,976    $28,908,119

  Mortgage-backed securities ("MBS"),
   net of accumulated amortization (Note 5)       4,318,582      4,373,246

     Total real estate assets                    32,728,558     33,281,365

Cash and cash equivalents (Note 2)                4,792,066      4,043,066
Other assets                                        619,628        616,379

     Total assets                               $38,140,252    $37,940,810


                       LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts payable                              $    16,427    $    46,238
  Due to affiliates (Note 6)                           -            26,735
  Accrued expenses and other
   liabilities (Note 3)                           1,380,044        843,385

     Total liabilities                            1,396,471        916,358

Partners' equity (deficit) (Note 4):
  Limited Partners (4,000,000 Units
   outstanding)                                  36,910,117     37,188,551
  Corporate Limited Partner (100 Units
   outstanding)                                       1,152          1,159
  General Partners                                 (167,488)      (165,258)

     Total Partners' equity                      36,743,781     37,024,452

     Total liabilities and Partners'
       equity                                   $38,140,252    $37,940,810

                    The accompanying notes are an integral
                       part of the financial statements.

                      KRUPP CASH PLUS LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS


                                                 For the Three Months
                                                     Ended March 31,
                                                   1997           1996

Revenue:
  Rental                                        $1,452,013     $1,547,036
  Interest income - MBS (Note 5)                    91,910        106,385
  Interest income - other                           60,406         44,499

     Total revenue                               1,604,329      1,697,920


Expenses:
  Operating (Note 6)                               280,305        261,227
  Maintenance                                       74,296         75,832
  General and administrative (Note 6)               98,355         44,679
  Real estate taxes                                304,458        295,252
  Management fees (Note 6)                          71,645         62,499
  Depreciation                                     498,150        492,917

     Total expenses                              1,327,209      1,232,406

Net income                                      $  277,120     $  465,514

Allocation of net income (Note 4):

  Unitholders (4,000,000 Units
   outstanding)                                 $  271,571     $  456,192

  Net income per Unit of
   Depositary Receipt                           $      .07     $      .11

  Corporate Limited Partner
   (100 Units outstanding)                      $        7     $       11

  General Partners                              $    5,542     $    9,311

                    The accompanying notes are an integral
                       part of the financial statements.

                      KRUPP CASH PLUS LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS


                                                      For the Three Months
                                                         Ended March 31,
                                                        1997         1996

Operating activities:
  Net income                                        $  277,120    $  465,514
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                       498,150       492,917
    Amortization of net MBS premium (discount)            (150)          263
    Changes in assets and liabilities:
      Decrease (increase) in other assets               (3,249)       54,055
      Increase (decrease) in accounts payable           12,145        (6,093)
      Decrease in due to affiliates                    (26,735)          -
      Increase in accrued expenses and other
        liabilities                                    536,659       405,874

        Net cash provided by operating activities    1,293,940     1,412,530

Investing activities:
  Additions to fixed assets                               -         (226,086)
  Increase (decrease) in accounts payable
   for fixed asset additions                           (41,963)        7,000
  Principal collections on MBS                          54,814       242,130

        Net cash provided by investing activities       12,851        23,044

Financing activity:
  Distributions                                       (557,791)     (549,550)

Net increase in cash and cash equivalents              749,000       886,024

Cash and cash equivalents, beginning of period       4,043,066     2,841,353

Cash and cash equivalents, end of period            $4,792,066    $3,727,377

                    The accompanying notes are an integral
                       part of the financial statements.

                      KRUPP CASH PLUS LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



(1)Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission.
In the opinion of the General Partners of Krupp Cash
Plus Limited Partnership (the "Partnership"), the disclosures contained in this Report are adequate to make the information presented not misleading. See
Notes to Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1997, and its results of operations and cash flows for the three months ended March 31, 1997 and 1996.

The results of operations for the three months ended
March 31, 1997 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of Financial
Condition and Results of Operations included in this report.

(2)Cash and Cash Equivalents

Cash and cash equivalent consisted of the following:

                                                 March 31,   December 31,
                                                   1997          1996

        Cash and money market accounts          $  835,658    $  579,264
        Commercial paper                         3,956,408     3,463,802

                                                $4,792,066    $4,043,066

At March 31, 1997, commercial paper represents corporate issues complying with Section 6.2(a) of the Partnership Agreement purchased through a corporate issuer maturing in the second quarter of 1997. At
March 31,1997, the carrying value of the Partnership's investment in commercial paper approximates fair value.

(3)Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

                                                March 31,    December 31,
                                                  1997           1996

        Accrued real estate taxes              $  553,654     $582,835
        Deferred income and other accrued
          expenses                                770,262      211,606
        Tenant security deposits                   48,356       48,944
                                               $1,372,272     $843,385

Continued


KRUPP CASH PLUS LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


(4)Changes in Partners' Equity

A summary of changes in Partners' equity (deficit) for the three months ended March 31, 1997 is as follows:

                                          Corporate                  Total
                                             Limited      General     Partners'
                              Unitholders    Partner     Partners      Equity

Balance at December 31, 1996  $37,188,551    $1,159      $(165,258)  $37,024,452

Net income                        271,571         7          5,542       277,120

Distributions                   (550,005)      (14)        (7,772)     (557,791)

Balance at March 31, 1997    $36,910,117    $1,152      $(167,488)  $36,743,781

The distributions payable to the General Partners totaled $7,772 and were included in accrued expenses and other liabilities at March 31, 1997.

(5)Mortgage Backed Securities

The MBS held by the Partnership are issued by the Federal Home Loan Mortgage Corporation and the
Government National Mortgage Association. The following is additional information on the MBS held:

                                                 March 31,     December 31,
                                                   1997           1996

        Face Value                              $4,303,148     $4,357,962

        Amortized Cost                          $4,318,582     $4,373,246

        Estimated Market Value                  $4,415,000     $4,516,000

Coupon rates of the MBS range from 8.5% to 9.0% per annum and mature in the years 2008 through 2017. The
Partnership's MBS portfolio had gross unrealized gains of approximately $96,000 and $143,000 at March 31, 1997 and December 31, 1996, respectively. The
Partnership does not expect to realize these gains as it has the ability to hold the MBS until maturity.

(6)Related Party Transactions

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


Continued


KRUPP CASH PLUS LIMITED PARTNERSHIP

                      NOTES TO FINANCIAL STATEMENTS, Continued


(6)Related Party Transactions, Continued

Amounts accrued or paid to the General Partners or their affiliates were as follows:

                                   For the Three Months
                                      Ended March 31,

                                     1997        1996

         Property management
            fees                   $ 71,645    $ 62,499

         Expense
            reimbursements           87,320      73,780

         Charged to
            operations             $158,965    $136,279


Due to affiliates consisted of expense reimbursements
of $26,735 at   December 31, 1996.


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

The Partnership continuously strives to improve occupancy and retain quality tenants at its retail centers. However, to attain these objectives, management has found it necessary to fund a significant portion of tenant build-outs.

The Partnership completed improvements at High Point
National Furniture Mart ("High Point") which were necessary to reconfigure space for new tenants and comply with present building code standards. In 1996, renovations to show rooms of the building were completed, along with upgrades to the elevator system.
The refurbished show room spaces have enabled the property to command higher rents and maintain 100% occupancy.

At Tradewinds Shopping Center ('Tradewinds'), management has negotiated the expansion of an anchor tenant from its existing 50,181 square foot space to 66,000 square feet. The Partnership and the tenant each intend to spend approximately $4,200,000 for the buildout. The Partnership's portion will primarily fund exterior improvements, while the tenant's portion will mainly fund interior renovation specifications.
Completion of the project is scheduled for the fourth quarter of 1997. The new lease agreement with the anchor tenant includes a significant increase in lease rent which will favorably impact Partnership liquidity. In order to fund the expansion, the Partnership plans to utilize its cash reserves as well as any proceeds received from the possible financing of its mortgage backed securities portfolio in 1997.

At Luria's Plaza, the Partnership is planning to spend approximately $116,000 for capital improvements in 1997, most of which are tenant buildouts which the General Partners believe are necessary to maintain or increase its current occupancy level.

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

In order to fund the capital improvements noted above, the General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the levels of working capital reserves the Partnership should maintain. Adjustments to distributions are made when appropriate to reflect such assessments.
Based on current assessments, the General Partners have determined

Continued


KRUPP CASH PLUS LIMITED PARTNERSHIP


Liquidity and Capital Resources, Continued

that retaining the current annualized distribution rate of $0.55 per Unit will allow the Partnership to maintain adequate reserves.


                                      Continued


KRUPP CASH PLUS LIMITED PARTNERSHIP


Distributable Cash Flow and Net Proceeds from Capital
Transactions

Shown below is the calculation of Distributable Cash
Flow and Net Proceeds from Capital Transactions as defined by Section 17 of the Partnership Agreement for the three months ended March 31, 1997 and the period from inception through March 31, 1997. The General
Partners provide the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However,
Distributable Cash Flow and Net Proceeds from Capital
Transactions should not be considered by the reader as a substitute to net income, as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                     (In $1,000's except per Unit amounts)
                                     For the Three Months   Inception to
                                       Ended March 31,        March 31,
                                            1997                1997
Distributable Cash Flow:
Net income for tax purposes                $ 360            $ 24,016
Items providing / not requiring or
 (not providing)the use of
 operating funds:
   Tax basis depreciation and
    amortization                             427              18,642
   Interest income on note receivable        -                  (371)
   Gain on sale of assets                    -                (1,686)
   Additions to fixed assets                 -                (8,770)
   Cash from vacancy guarantee on
    Luria's Plaza                            -                   873
   Fixed asset additions funded from
    cash reserves                            -                   865
   Operating reserve for fixed asset
    additions                                -                (1,070)
 Total Distributable Cash Flow ("DCF")     $ 787            $ 32,499
 Unitholders' Share of DCF                 $ 771            $ 31,849
 Unitholders' Share of DCF per Unit        $ .19            $   7.96(d)
 General Partners' Share of DCF            $  16            $    650
Net Proceeds from Capital Transactions:
 Principal collections on MBS, net         $  55            $ 15,286
 Proceeds from sale of MBS                   -                19,018
 Net proceeds from sale of property
  including interest on mortgage
  note receivable                            -                 1,208
 Mortgage note                               -                 7,150
 Reinvestment of MBS principal
  collections                                -               (16,141)
 Total Net Proceeds from Capital
  Transactions                             $  55            $ 26,521
Distributions:
 Unitholders                               $ 550(a)         $ 56,533(b)(d)
 Unitholders' Average per Unit             $ .14(a)         $  14.13(b)(c)(d)
 General Partners                          $  16(a)         $    649(b)

 Total Distributions                       $ 566(a)         $ 57,182(b)(c)

(a)Represents an estimate of the distribution to be paid in May, 1997.
(b)Includes an estimate of the distribution to be paid in May, 1997.
(c)Includes a $7,150,000 note which was distributed from the Partnership to the Evergreen Plaza Note-
Holding Trust whose beneficiaries were the Partnership's Unitholders on record on May 31, 1990.
(d)Limited Partners' average per Unit return of capital as of May, 1997 is $6.17 [$14.13 - $7.96].

Continued
KRUPP CASH PLUS LIMITED PARTNERSHIP




Operations

Distributable Cash Flow increased during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to a decrease in capital improvements partially offset by a decrease in net income.

The Partnership experienced a decrease in net income during the first three months of 1997, as compared to the same period in 1996, due to a decrease in revenue and an increase in expenses. Rental revenue decreased primarily due to the decline in average occupancy at Tradewinds, from 93% to 80% for the first quarter of 1996 and 1997, respectively. The decline in occupancy primarily relates to the spaces which will be vacant during the expansion of the anchor tenant. MBS interest income decreased due to the repayment and prepayments of principal which occur on the MBS portfolio. These decreases are partially offset by an increase in interest income as a result of higher cash and cash equivalents available for investment.

In comparing the three months ended March 31, 1997 to the same period in 1996, general and administrative expense increased due to the increase in legal, mailing and printing costs relating to the Partnership's response to the recent unsolicited tender offer made to purchase Partnership Units. In addition, increased charges were incurred in connection with the preparation and mailing of Partnership reports and other investor communications.

KRUPP CASH PLUS LIMITED PARTNERSHIP

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings
                        Response:  None

Item 2.                 Changes in Securities
                        Response:  None

Item 3.                 Defaults upon
SeniorSecurities
                        Response:  None

Item 4.Submission of Matters to a Vote of Security
Holders
                        Response:  None

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



                                   Krupp Cash Plus Limited Partnership
                                              (Registrant)



                                   By: /s/Wayne H. Zarozny
                                       Wayne H. Zarozny
                                       Treasurer and Chief Accounting
                                       Officer of The Krupp Corporation, a
                                       General Partner.





Date:  April 29, 1997