Form 10-Q
period 1997-06-30
KRUPP CASH PLUS LTD PARTNERSHIP
filed 1997-08-11
CIK 768175

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q
(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
  15(d) OF THE SECURITIES EXCHANGE ACT OF
  1934

For the quarterly period ended    June 30,1997

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

KRUPP CASH PLUS LIMITED PARTNERSHIP

BALANCE SHEETS


ASSETS

                                         June 30,   December 31,
                                           1997         1996

Real estate assets:
 Retail centers, less accumulated
  depreciation of $18,348,165 and
  $17,342,753, respectively             $27,993,786 $28,908,119
 Mortgage-backed securities ("MBS"), net
  of accumulated amortization (Note 5)    4,078,311   4,373,246

      Total real estate assets           32,072,097  33,281,365

Cash and cash equivalents (Note 2)        4,774,801   4,043,066
Other assets                                726,150     616,379

      Total assets                      $37,573,048 $37,940,810


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accounts payable                       $    32,376 $    46,238
 Due to affiliates (Note 6)                    -         26,735
 Accrued expenses and other liabilities
   (Note 3)                               1,096,060     843,385

      Total liabilities                   1,128,436     916,358

Partners' equity (deficit) (Note 4):
  Unitholders (4,000,000 Units outstanding)36,621,367 37,188,551
  Corporate Limited Partner (100 Units
  outstanding)                                1,144       1,159
  General Partners                         (177,899)   (165,258)

      Total Partners' equity             36,444,612  37,024,452

      Total liabilities and Partners'
      equity
                                        $37,573,048 $37,940,810



             The accompanying notes are an integral
                part of the financial statements.

>page>
               KRUPP CASH PLUS LIMITED PARTNERSHIP

                    STATEMENTS OF OPERATIONS



    For the Three Months                For the Six Months
       Ended June 30,                     Ended June 30,
     1997         1996                  1997         1996

Revenue:
  Rental               $1,452,943   $1,471,040 $2,904,956$3,018,076
  Interest income - MBS
     (Note 5)              86,814     100,160    178,724   206,545
  Interest income - other  67,111    51,235      127,517    95,734

     Total revenue      1,606,868   1,622,435  3,211,197  3,320,355


Expenses:
  Operating (Note 6)      335,879     332,833    616,184   594,060
  Maintenance              78,867      82,361    153,163   158,193
  General and administra-
     tive (Note 6)        101,262      27,264    199,617    71,943
  Real estate taxes       246,810     293,355    551,268   588,607
  Management fees (Note 6) 70,193      81,585   141,838    144,084
  Depreciation            507,262     512,833  1,005,412 1,005,750

     Total expenses     1,340,273   1,330,231  2,667,482 2,562,637

Net income             $  266,595  $  292,204 $  543,715$  757,718


Allocation of net income
  (Note 4):

  Unitholders (4,000,000
     Units outstanding)$  261,256  $  286,353 $  532,827$ 742,545

  Net income per Unit of
     Depositary Receipt$      .06  $      .08 $      .13$     .19

  Corporate Limited
     Partner (100 Units
     outstanding)      $        6  $        8 $       13$      19

  General Partners     $    5,333  $    5,843 $   10,875$  15,154














             The accompanying notes are an integral
                part of the financial statements.

               KRUPP CASH PLUS LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS


                                             For the Six Months
                                                Ended June 30,

                                              1997          1996


Operating activities:
  Net income                              $   543,715  $   757,718
  Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                          1,005,412    1,005,750
      Amortization of MBS premium, net            961          994
      Changes in assets and liabilities:
        Decrease (increase) in other assets (109,771)       11,324
       Decrease in accounts payable            (3,298)     (3,558)
          Decrease in due to affiliates       (26,735)       -
          Increase in accrued expenses and other
          liabilities                         252,675      224,425

            Net cash provided by operating
               activities                   1,662,959    1,996,653

Investing activities:
  Increase in other investments                  -       (492,256)
  Additions to fixed assets                   (91,079)    (421,274)
  Decrease in accounts payable for fixed
     asset additions                          (10,564)       -
  Principal collections on MBS                293,974      453,882

            Net cash provided by (used in)
               investing activities           192,331    (459,648)

Financing activity:
  Distributions
                                          (1,123,555)   (1,110,841)

Net increase in cash and cash equivalents    731,735       426,164

Cash and cash equivalents, beginning of period 4,043,066 2,841,353

Cash and cash equivalents, end of period  $ 4,774,801  $ 3,267,517

















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

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments
(consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1997, its results of operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996.

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

                                        June 30,    December 31,
                                          1997          1996

      Cash and money market accounts  $  819,008    $   579,264
      Commercial paper                 3,955,793      3,463,802

                                      $4,774,801    $ 4,043,066

At June 30, 1997, commercial paper represents corporate issues complying with Section 6.2(a) of the Partnership Agreement purchased through a corporate issuer maturing in the third quarter of 1997. At June 30, 1997, the carrying value of the Partnership's investment in commercial paper approximates fair value.

(3)Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities
consisted of the following:

                                        June 30,   December 31,
                                          1997         1996

   Accrued real estate taxes          $   802,013  $   582,835
   Deferred income and other accrued
     expenses                             236,620      211,606
   Tenant security deposits                57,427       48,944

                                      $ 1,096,060  $   843,385

Continued
               KRUPP CASH PLUS LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS - Continued



(4)Changes in Partners' Equity

A summary of changes in Partners' equity
(deficit) for the six months ended June 30, 1997 is as follows:

      Corporate                        Total
      Limited             General     Partners'
      Unitholders        Partner     Partners    Equity

    Balance at
      December 31, 1996  $37,188,551 $   1,159 $(165,258)$37,024,452

    Net income               532,827        13    10,875     543,715

    Distributions         (1,100,011)      (28)  (23,516) (1,123,555)

    Balance at June 30, 1997$36,621,367$   1,144$(177,899)$36,444,612

(5)Mortgage Backed Securities

The MBS held by the Partnership are issued by the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.
Additional information on the MBS held is as follows:

                                         June 30,   December 31,
                                           1997        1996

      Face Value                        $4,063,988  $4,357,962

      Amortized Cost                    $4,078,311  $4,373,246

      Estimated Market Value            $4,225,000  $4,516,000

Coupon rates of the MBS range from 8.5% to 9.0% per annum and mature in the years 2008 through 2017. The Partnership's MBS portfolio had gross unrealized gains of approximately
$147,000 and $143,000 at June 30, 1997 and
December 31, 1996, respectively.  The
Partnership does not expect to realize these gains as it currently has the ability to hold the MBS until maturity.

(6)Related Party Transactions

Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate of up to 6% of the gross receipts, net of leasing commissions from commercial properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal and payroll; and with the preparation and mailing of reports and other communications to the Unitholders.


                           Continued

              KRUPP CASH PLUS LIMITED PARTNERSHIP

           NOTES TO FINANCIAL STATEMENTS - Continued




(6)Related Party Transactions,
Continued

Amounts accrued or paid to the General
Partners or their affiliates were as follows:

             For the Three Months       For the Six Months
                 Ended June 30,           Ended June 30,
               1997           1996        1997    1996

Property management fees$70,193 $81,585 $141,838 $144,084

Expense reimbursements  100,285  65,697187,605    139,477

Charged to operations  $170,478 $147,282 $329,443 $283,561

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

The Partnership continuously strives to
improve net income, maintain high occupancy and retain quality tenants at its retail centers. However, to attain these objectives, the Partnership has found it necessary to fund a significant portion of tenant build-outs.

The Partnership completed improvements at High
Point National Furniture Mart ("High Point") which were necessary to reconfigure space for new tenants and comply with present building code standards. In 1996, renovations to showrooms of the building were completed, along with upgrades to the elevator system.
The refurbished showroom spaces have enabled the property to command higher rents and maintain 100% occupancy. In 1997, the Partnership is planning to spend approximately
$217,000 for improvements, most of which are enhancements to the exteriors of the building.

At Tradewinds Shopping Center ("Tradewinds"), management has negotiated the expansion of an anchor tenant from its existing 50,181 square foot space to 66,000 square feet. The
Partnership and the tenant each intend to spend approximately $4,200,000 for the buildout. The Partnership's portion will mainly fund exterior improvements, while the tenant's portion will mainly fund interior renovation specifications. Completion of the project is scheduled for the fourth quarter of 1997. The new lease agreement with the anchor tenant includes a significant increase in lease rent which will favorably impact
Partnership liquidity. In order to fund the expansion, the Partnership plans to utilize its cash reserves as well as any proceeds received from the possible financing of its mortgage backed securities portfolio in 1997.

At Luria's Plaza, the Partnership is planning to spend approximately $120,000 for capital improvements in 1997, most of which are tenant build-outs which the General Partners believe are necessary to maintain or increase its current occupancy level.

Liquidity provided by the MBS is derived primarily from interest income, scheduled principal payments and prepayments of the portfolio. The level of prepayments is contingent upon the interest rate environment, which in turn, affects the Partnership's liquidity.




Continued
KRUPP CASH PLUS LIMITED PARTNERSHIP



Liquidity and Capital Resources - Continued

The Partnership holds MBS that are guaranteed by the Government National Mortgage
Association ("GNMA") and the Federal Home Loan
Mortgage Corporation ("FHLMC"). The principal risks with respect to MBS are the credit worthiness of GNMA and FHLMC and the risk that the current value of any MBS may decline as a result of changes in market interest rates.
Currently, the General Partners believe that the market interest rate risk is minimal due to the fact that the Partnership has the ability to hold these securities to maturity.

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
























Continued

KRUPP CASH PLUS LIMITED PARTNERSHIP


Distributable Cash Flow and Net Proceeds from
Capital Transactions

Shown below is the calculation of
Distributable Cash Flow and Net Proceeds from
Capital Transactions as defined by Section 17 of the Partnership Agreement for six months ended June 30, 1997 and the period from inception through June 30, 1997. The General
Partners provide the information below to meet requirements of the Partnership Agreement.
However, Distributable Cash Flow and Net
Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income, as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                    (In $1,000's except per Unit amounts)
                                      For the Six MonthsInception to
                                        Ended June 30,  June 30,
                                             1997           1997
  Distributable Cash Flow:
  Net income for tax purposes             $  712       $ 24,368
  Items providing/not requiring or
   (not providing) the use of operating funds:
    Tax basis depreciation and amortization  854         19,069
    Interest income on note receivable        -            (371)
    Gain on sale of assets                    -          (1,686)
    Additions to fixed assets                (91)        (8,861)
    Cash from vacancy guarantee on
     Luria's Plaza                            -             873
    Fixed asset additions funded from cash
     reserves                                 -             865
    Operating reserve for fixed asset
     additions                                -          (1,070)

   Total Distributable Cash Flow ("DCF")  $1,475       $ 33,187
   Unitholders' Share of DCF              $1,445       $ 32,523
   Unitholders' Share of DCF per Unit     $  .36       $   8.13 (d)
   General Partners' Share of DCF         $   30       $    664
  Net Proceeds from Capital Transactions:
   Principal collections on MBS, net      $  295       $ 15,526
   Proceeds from sale of MBS                  -          19,018
   Net proceeds from sale of property
    including interest on mortgage
    note receivable                           -           1,208
   Mortgage note                              -           7,150
   Reinvestment of MBS principal
    collections                               -         (16,141)
   Total Net Proceeds from Capital
    Transactions                          $  295       $ 26,761
  Distributions:
   Unitholders                            $1,100 (a)   $ 57,083 (b)(c)
   Unitholders' Average per Unit          $  .28 (a)   $  14.28 (b)(c)(d)
   General Partners                       $   30 (a)   $    663 (b)
   Total Distributions                    $1,130 (a)   $ 57,746 (b)(c)

(a) Represents distributions to be paid in 1997, including an estimate of the distribution to be paid in August, 1997.
(b) Includes an estimate of the distribution to be paid in August, 1997.
(c) Includes a $7,150,000 note which was distributed from the Partnership to the Evergreen Plaza Note-Holding Trust whose beneficiaries were the Partnership's Unitholders of record on May 31, 1990.
(d) Unitholders' average per Unit return of capital as of August, 1997 is $6.15 [$14.28-$8.13].



                            Continued

KRUPP CASH PLUS LIMITED PARTNERSHIP


Operations

Distributable Cash Flow increased during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, due to a decrease in capital improvements partially offset by a decrease in net income.

The Partnership experienced a decrease in net income during the three and six months ended
June 30, 1997 when compared to the same
periods in 1996 as revenue remained stable and expenses increased.

Total revenue for the three and six months ended June 30, 1997 as compared to the same periods in 1996 remained relatively stable, as the decreases in rental revenue and MBS interest income were offset by the increase in interest income. The decline in rental revenue primarily results from the spaces which will be vacant during the expansion of Dominicks, an anchor tenant at Tradewinds. To facilitate the expansion of Dominicks, management negotiated the termination of the Walgreens's lease effective December 31, 1996.
As a result, rental revenue has decreased in 1997 as compared to 1996. The decrease in MBS interest income is a result of repayments and prepayments of principal which occur on the MBS portfolio throughout the year. Interest income increased as a result of higher cash and cash equivalents available for investments.

Total expenses increased for the three and six months ended June 30, 1997 as compared to the same periods in 1996 as the increase in general and administrative expenses more than offset the decrease in real estate taxes.
General and administrative expenses increased as costs incurred in connection with the operation of the Partnership, including the preparation of reports and other communications to the Unitholders, increased as did legal costs relating to the unsolicited tender offers made to purchase Units of Depositary Receipts. The decrease in real estate tax expense is due to a revised estimate of Tradewinds's 1996 real estate taxes.

KRUPP CASH PLUS LIMITED PARTNERSHIP

                   PART II - OTHER INFORMATION




Item 1.Legal Proceedings
Response:  None

Item 2.Changes in Securities
Response:  None

Item 3.Defaults upon Senior Securities
Response:  None

Item 4.Submission of Matters to a Vote of Security Holders
Response:  None

Item 5.Other Information
Response:  None

Item 6.Exhibits and Reports on Form 8-K
Response:  None

SIGNATURE



Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Krupp Cash Plus Limited Partnership

(Registrant)





 By:/s/Wayne H. Zarozny
                   Wayne H. Zarozny

Treasurer and Chief Accounting Officer of The
Krupp Corporation, a General Partner.






Date: August   , 1997