Form 10-Q
period 1997-09-30
KRUPP CASH PLUS LTD PARTNERSHIP
filed 1997-11-13
CIK 768175

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q
(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
  15(d) OF THE SECURITIES EXCHANGE ACT OF
  1934

For the quarterly period ended    September
30, 1997
                     OR

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

The total number of pages in this document is 12.
















PART I.  FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

KRUPP CASH PLUS LIMITED PARTNERSHIP

BALANCE SHEETS


ASSETS

                                        September 30,December 31,
                                            1997        1996

Real estate assets:
 Retail centers, less accumulated
    depreciation of $18,870,541 and
    $17,342,753, respectively           $28,112,152  $28,908,119
 Mortgage-backed securities ("MBS"), net
    of accumulated amortization (Note 5)  3,869,280   4,373,246

      Total real estate assets           31,981,432  33,281,365

Cash and cash equivalents (Note 2)        4,884,237   4,043,066
Other assets                                732,095     616,379

      Total assets                      $37,597,764 $37,940,810


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accounts payable                       $     6,622   $    46,238
 Due to affiliates (Note 6)                    -           26,735
 Accrued expenses and other liabilities
    (Note 3)                              1,427,586       843,385

      Total liabilities                   1,434,208       916,358

Partners' equity (deficit) (Note 4):
Unitholders (4,000,000 Units outstanding) 36,348,416  37,188,551
Corporate Limited Partner (100 Units
    outstanding)                              1,138       1,159
  General Partners                         (185,998)   (165,258)

      Total Partners' equity             36,163,556  37,024,452

      Total liabilities and Partners'
         equity                         $37,597,764 $37,940,810




             The accompanying notes are an integral
                part of the financial statements.

               KRUPP CASH PLUS LIMITED PARTNERSHIP

                    STATEMENTS OF OPERATIONS



    For the Three Months                For the Nine Months
    Ended September 30,                Ended September 30,
     1997         1996                1997                 1996


Revenue:
 Rental $1,345,323     $1,291,131             $4,250,279 $4,309,207
  Interest income - MBS
  (Note 5)  82,083         96,716                260,807    303,261
Interest income - other    74,551     57,247     202,068   152,981

Total revenue           1,501,957  1,445,094   4,713,154 4,765,449

Expenses:
  Operating (Note 6)      225,248   250,964      841,432    845,024
  Maintenance              66,242     57,953     219,405    216,146
  General and adminis-
     trative (Note 6)      73,600     44,763     273,217    116,706
  Real estate taxes       257,426     90,662     808,694    679,269
  Management fees (Note 6) 74,350     70,462    216,188    214,546
  Depreciation            522,376    506,194   1,527,788 1,511,944

     Total expenses     1,219,242 1,020,998    3,886,724 3,583,635

Net income             $  282,715 $  424,096  $  826,430$1,181,814


Allocation of net income
  (Note 4):

  Unitholders (4,000,000
     Units outstanding)$  277,054 $  415,604  $  809,881$1,158,149

  Net income per Unit of
     Depositary Receipt$      .07 $      .10  $      .20$      .29

  Corporate Limited
     Partner (100 Units
     outstanding)      $        7 $       10  $       20  $     29

  General Partners     $    5,654 $    8,482  $   16,529   $ 23,636














             The accompanying notes are an integral
                part of the financial statements.

               KRUPP CASH PLUS LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS


                                             For the Nine Months
                                             Ended September 30,
                                              1997          1996


Operating activities:
  Net income                              $   826,430  $ 1,181,814
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                         1,527,788    1,511,944
       Amortization of MBS premium, net         1,885        1,012
       Changes in assets and liabilities:
          Decrease (increase) in other assets (115,716)     63,332

          Increase (decrease) in accounts
            payable                             3,143       (6,093)
          Decrease in due to affiliates       (26,735)       -
          Increase in accrued expenses and other
            liabilities                       584,201      398,914

               Net cash provided by operating
                 activities                 2,800,996    3,150,923

Investing activities:
  Additions to fixed assets                  (731,821)   (552,220)
  Decrease in accounts payable for fixed asset
     additions                                (42,759)       -
  Principal collections on MBS                502,081      630,799

               Net cash provided by (used in)
                 investing activities        (272,499)     78,579

Financing activity:
  Distributions                            (1,687,326) (1,669,585)

Net increase in cash and cash equivalents     841,171    1,559,917

Cash and cash equivalents, beginning of period  4,043,066 2,841,353

Cash and cash equivalents, end of period  $ 4,884,237  $ 4,401,270
















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

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1997, its results of operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended
September 30, 1997 and 1996.

The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)   Cash and Cash Equivalents

   Cash and cash equivalents consisted of the following:

                                             September 30,
December 31,
                                           1997        1996

      Cash and money market accounts  $     928,834$   579,264
      Commercial paper                    3,955,403  3,463,802

                                      $   4,884,237$ 4,043,066

At September 30, 1997, commercial paper represents corporate issues maturing in the fourth quarter of 1997. At September 30, 1997, the carrying value of the Partnership's investment in commercial paper approximates fair value.

(3)   Accrued Expenses and Other Liabilities

   Accrued expenses and other liabilities consist of the following:

                                      September 30, December 31,
                                          1997        1996

   Accrued real estate taxes          $    609,750    $  582,835
   Deferred income and other accrued
       expenses                            163,689       159,426
   Prepaid rent                            595,884        52,180
   Tenant security deposits                 58,263        48,944

                                      $  1,427,586    $  843,385

Continued
KRUPP CASH PLUS LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS - Continued


(4)    Changes in Partners' Equity

   A summary of changes in Partners' equity (deficit) for the nine months ended September 30, 1997 is as follows:
       Corporate                       Total
       Limited             General    Partners'
      Unitholders         Partner    Partners            Equity


Balance at
December 31, 1996 $37,188,551 $  1,159  $(165,258) $37,024,452

   Net income    809,881            20     16,529      826,430

Distributions (1,650,016)          (41)   (37,269)  (1,687,326)

Balance at
September 30, 1997$36,348,416 $  1,138 $(185,998)   $36,163,556

(5) Mortgage Backed Securities

    The MBS held by the Partnership are issued by the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Additional information on the MBS held is as follows:

                                      September 30,  December 31,
                                          1997         1996

      Face Value                      $  3,855,881  $ 4,357,962

      Amortized Cost                  $  3,869,280  $ 4,373,246

      Estimated Market Value          $  4,035,000  $ 4,516,000

Coupon rates of the MBS range from 8.5% to 9.0% per annum and mature in the years 2008 through 2017. The Partnership's MBS portfolio had gross unrealized gains of approximately
$166,000 and $143,000 at September 30, 1997
and December 31, 1996, respectively.  The
Partnership does not expect to realize these gains in the near future as it currently has the intent and ability to hold the MBS until maturity.

(6)Related Party Transactions

The Partnership pays property management fees to an affiliate of the General Partners for management services. Pursuant to the agreements, management fees are payable monthly at a rate of up to 6% of the gross receipts, net of leasing commissions, from commercial properties under management. The
Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including administrative expenses.







Continued

KRUPP CASH PLUS LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS - Continued



(6) Related Party Transactions, Continued

 Amounts accrued or paid to the General Partners' affiliates were as follows:

               For the Three Months          For the Nine Months
                Ended September 30,          Ended September 30,
               1997            1996                1997       1996


Property management
fees         $ 74,350      $ 70,462         $216,188      $214,546

Expense
reimbursements   96,490        74,685   284,095           214,162

Charged to
operations     $170,840      $145,147  $500,283        $428,708


  Due to affiliates consisted of expense reimbursements of $26,735 at December 31, 1996.
KRUPP CASH PLUS LIMITED PARTNERSHIP



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

Liquidity and Capital Resources

The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operations of its real estate investments. Liquidity is also generated by the MBS portfolio. The
Partnership's sources of future liquidity will be used for payment of expenses related to real estate operations, capital expenditures, including tenant build-outs, to secure quality tenants, and other administrative expenses.
Cash flow, if any, as calculated under Section
17 of the Partnership Agreement, will then be available for distribution to the Partners.

The Partnership continuously strives to
improve net income, maintain high occupancy and retain quality tenants at its retail centers. However, to attain these objectives, the Partnership has found it necessary to fund a significant portion of tenant build-outs.

The Partnership completed improvements at High
Point National Furniture Mart ("High Point") which were necessary to reconfigure space for new tenants and comply with present building code standards. In 1997, the Partnership is planning to spend approximately $230,000 for improvements at High Point, most of which are enhancements to the exteriors of the building.

At Tradewinds Shopping Center ("Tradewinds"), management has negotiated the expansion of an anchor tenant from its existing 50,181 square foot space to 66,000 square feet. The
Partnership and the tenant each intend to spend approximately $4,200,000 for the buildout. The Partnership's portion will mainly fund exterior improvements, while the tenant's portion will mainly fund interior renovation specifications. Completion of the project is scheduled for the first quarter of 1998. The new lease agreement with the anchor tenant includes a significant increase in lease rent which will favorably impact
Partnership liquidity. In order to fund the expansion, the Partnership plans to utilize its cash reserves as well as any proceeds received from the possible financing of its mortgage backed securities portfolio in 1997.

At Luria's Plaza, the Partnership is planning to spend approximately $105,000 for capital improvements in 1997, most of which are tenant build-outs which the General Partners believe are necessary to maintain or increase its current occupancy level.

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










































Continued





KRUPP CASH PLUS LIMITED PARTNERSHIP




Operations

The Partnership experienced a decrease in net income during the three and nine months ended
September 30, 1997 when compared to the same periods in 1996, as revenue remained stable and expenses increased.

Total revenue for the three month period ended
September 30, 1997 as compared to the same period in 1996, slightly increased due to increases in rental revenue and interest income, partially offset by a decrease in MBS interest income. The increase in rental revenue is due to the newly refurbished showroom spaces at High Point, which have enabled the property to command higher rents.
These higher rents have been partially offset by the decrease in rent revenue at Tradewinds due to the Dominicks expansion, discussed below. Interest income increased as a result of higher cash and cash equivalents available for investment. The decrease in MBS interest income is a result of repayments of principal on the MBS portfolio throughout the year.

Total revenue for the nine months ended
September 30, 1997 as compared to the same period in 1996, slightly decreased due to decreases in rental revenue and MBS interest income partially offset by an increase in interest income. The decline in rental revenue primarily results from the spaces which have been vacant during the expansion of Dominicks, an anchor tenant at Tradewinds. To facilitate the expansion of Dominicks, management negotiated the termination of the Walgreens's lease, effective December 31,
1996.  As a result, rental revenue has
decreased in 1997 as compared to 1996. The decrease in MBS interest income is a result of repayments of principal which occur on the MBS portfolio throughout the year. Interest income increased as a result of higher cash and cash equivalents available for investment.

Total expenses increased for the three and nine months ended September 30, 1997 as compared to the three and nine months ended
September 30, 1996, due to increased general and administrative, real estate tax and depreciation expenses. General and administrative expenses increased as costs incurred in connection with the operation of the Partnership, including the preparation of reports and other communications to the Unitholders, increased as did legal costs relating to the unsolicited tender offers made to purchase Units of Depositary Receipts. The increase in real estate tax expense is due to a refund of real estate taxes received in the third quarter of 1996, as a result of the reassessment of Tradewinds's property value by the local taxing authority, which was reflected as a reduction in the real estate tax expense in the third quarter of 1996.
Depreciation expense increased as a result of continued capital improvement expenditures.






















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






Date: November 12, 1997