Form 10-K
period 1997-12-31
KRUPP CASH PLUS LTD PARTNERSHIP
filed 1998-03-30
CIK 768175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 [NO FEE REQUIRED]

     For the fiscal year ended       December
31,1997

                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 [NO FEE REQUIRED]

     For the transition period from
      to

     Commission file number              0-
14393


      Krupp Cash Plus Limited Partnership


(Exact name of registrant as specified in its

                UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 [NO FEE REQUIRED]

     For the fiscal year ended       December
31,1997

                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 [NO FEE REQUIRED]

     For the transition period from
      to

     Commission file number              0-
14393


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

The exhibit index is located on pages 9-11.

The total number of pages in this document is 29.

                   PART I

This Form 10-K contains forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1.  BUSINESS

Krupp Cash Plus Limited Partnership (the
"Partnership") was formed on April 30, 1985 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Krupp
Corporation and The Krupp Company Limited
Partnership-IV are the General Partners of the Partnership. Krupp Depositary Corporation is the Corporate Limited Partner. For details, see Note A to Financial Statements ncluded in
Item 8 (Appendix A) of this report.

On July 12, 1986 the Partnership commenced the marketing and sale of 4,000,000 units of Depositary Receipts ("Units") for a maximum offering of $80,000,000. The Partnership raised $79,934,364 from its public offering.
The Partnership invested the net proceeds from the offering in a portfolio of unleveraged real estate (see Item 2 - Properties) and mortgage backed securities ("MBS") issued by the Government National Mortgage Association
("GNMA") or the Federal Home Loan Mortgage
Corporation ("FHLMC") (see Note E to Financial
Statements, included in Item 8 (Appendix A) of this report). The Partnership considers itself to be engaged only in the industry segment of investment in real estate and related assets.

The Partnership's real estate investments are subject to some seasonal fluctuations, resulting from changes in utility consumption, seasonal maintenance expenditures and changes in retail rental income based on the percentage of tenant gross receipts.

On December 2, 1997, Berkshire Realty
Enterprise Limited Partnership, an affiliate of the General Partners, as agent for the Partnership entered into an Agreement of Sale to sell all of the Partnership's properties to Kejack, Inc. and its permitted assigns, which are unaffiliated third parties. Luria's
Plaza, a shopping center containing 156,452 leasable square feet located in Vero Beach, Florida, Tradewinds Shopping Center, a shopping center containing 212,898 leasable square feet located in Hanover Park, Illinois and High Point Furniture Mart, a furniture wholesale center containing 242,722 leasable square feet located in High Point, North
Carolina, were included in a package with eleven other properties owned by affiliates of the General Partners. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $31,247,100 for the sale of its properties, less its share of the closing costs. The transaction was consummated subsequent to year end, on January
30, 1998.

The sale is considered a Terminating Capital
Transaction as defined by the Partnership
Agreement. Accordingly, the General Partners expect to liquidate and distribute the remaining assets of the Partnership in 1998
(see Note L to the Financial Statements, included in Item 8 (Appendix A) of this report).

As of December 31, 1997, there were 7 full and part-time on-site personnel employed by the Partnership.

ITEM 2.  PROPERTIES

  As of December 31, 1997, the Partnership had unleveraged investments in three retail centers containing an aggregate of 612,072 square feet of leasable area. Additional detailed information with respect to individual properties can be found in
Schedule III included in Item 8 (Appendix A) of this report.


  A summary of the Partnership's real estate investments is presented below.


                                             Average Occupancy
                              Current         For Year Ended
                 Year of   Leasable          December 31,


Description   Acquisition Square Footage  1997   1996 1995  1994 1993

Retail Centers

Luria's Plaza
Vero Beach, Florida 1985    156,452       92%    96% 97%    97% 74%

High Point National
Furniture Mart
High Point,
North Carolina       1986      242,722   100% 100%     100%     99%100%

Tradewinds Shopping
Center
Hanover Park,
Illinois             1986      212,898    84%  86%      93%     92% 89%


There were six tenants which occupied 10% or more of their respective property's leasable space as of December 31, 1997.

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

The number of Investor Limited Partners
("Unitholders") as of December 31, 1997 was approximately 5,100.

The Partnership has made the following
distributions to its Partners during the years ended December 31, 1997 and 1996.
        Year Ended December 31,

                               1997              1996
                        Amount Per Unit    Amount Per Unit
Limited Partners:

Unitholders
(4,000,000 Units)$2,200,020    $.55       $2,185,517     $.55

Corporate Limited Partner
(100 Units)  55             .55          55               .55

General Partners    40,756    46,448       $2,240,831 $2,232,020

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

          1997        1996         1995          1994           1993


Total revenue$ 6,211,145 $ 6,333,585 $ 6,437,319  $ 6,040,901 $5,943,882

Net income (loss) (3,880,000) 1,369,189  1,423,555    951,907   1,321,637


Net income (loss)
  allocated to
  Partners:

Unitholders (3,802,305)  1,341,772  1,395,049        932,846  1,295,173
     Per Unit     (.95)        .34        .35             .23        .32

  Corporate Limited
      Partner      (95)         34         35              23         32


General Partners (77,600)    27,383     28,471         29,038     26,432


Total assets at
December 31    31,930,813 37,940,810 38,857,520    39,906,159 41,984,742


Distributions:

  Unitholders  2,200,020  2,185,517  2,185,519      2,189,926  2,911,583
 Per Unit (a)        .55        .55        .55            .54        .73

  Corporate Limited
     Partner          55         55         55             54         73


General Partners 40,756      46,448     47,657        (13,174)    17,636

(a)During the years ended December 31, 1997,
1996, 1995, 1994 and 1993, the Unitholders'
average per Unit return of capital based on the Distributable Cash Flow, as defined by Section 17 of the Partnership
Agreement, was $0, $0, $0, $.11 and $.68,
respectively.



ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Partnership continuously strives to
improve net income, maintain high occupancy and retain quality tenants at its retail centers. However, to attain these objectives, the Partnership has found it necessary to fund a significant portion of tenant buildouts.

The Partnership completed improvements at High
Point National Furniture Mart ("High Point")_ in 1996 which were necessary to reconfigure space for new tenants and comply with present building code standards. Enhancements to the exterior of the building were completed during the third quarter of 1997. The refurbished show room spaces and building exterior have enabled the property to command higher rents and maintain 100% occupancy.

At Tradewinds Shopping Center ("Tradewinds"), management has negotiated the expansion of an anchor tenant from its original 50,181 square foot space to 66,000 square feet. The
Partnership and the tenant each spent
approximately $4,200,000 for the buildout, with the Partnership funding exterior improvements and the tenant funding interior renovation specifications. The project was completed in the fourth quarter of 1997 and the tenant reopened in December 1997. The
Partnership utilized its cash reserves to fund the expansion.

The Partnership holds MBS that are guaranteed by the Government National Mortgage
Association ("GNMA") and the Federal Home Loan
Mortgage Corporation ("FHLMC"). The principal risks with respect to MBS are the credit worthiness of GNMA and FHLMC and the risk that the current value of any MBS may decline as a result of changes in market interest rates.
At December 31, 1997, the Partnership recorded unrealized holding gains on its MBS of $169,521 to adjust the investments to market value (see Note E to the Financial Statements, included in Item 8 (Appendix A) of this report).

The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the levels of working capital reserves the Partnership should maintain.
Adjustments to distributions are made when appropriate to reflect such assessments.

Based upon the General Partners' assessment of the current and future market conditions, the capital improvements necessary to remain competitive in the properties' markets and the Partnership's capital resources, the General
Partners determined that it was in their best interests, and that of their respective investors, to sell all the Partnership's properties. On December 2, 1997, Berkshire
Realty Enterprise Limited Partnership, an affiliate of the General Partners, as agent for the Partnership entered into an Agreement of Sale to sell all of the Partnership's properties to Kejack, Inc. and its permitted assigns, which are unaffiliated third parties.
Luria's Plaza, a shopping center containing
156,452 leasable square feet located in Vero
Beach, Florida, Tradewinds Shopping Center, a shopping center containing 212,898 leasable square feet located in Hanover Park, Illinois and High Point Furniture Mart, a furniture wholesale center containing 242,722 leasable square feet located in High Point, North
Carolina, were included in a package with eleven other properties owned by affiliates of the General Partners. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $31,247,100 for the sale of its properties, less its share of the closing costs. The transaction was consummated subsequent to year end, on January
30, 1998 (see Note L to the Financial
Statements, included in Item 8 (Appendix A) of this report).

Based on the selling price of the properties less estimated costs to sell, the Partnership recorded provisions for losses on its real estate at December 31, 1997 (see Note D to the
Financial Statements, included in Item 8
(Appendix A) of this report).

The sale is considered a Terminating Capital
Transaction as defined by the Partnership
Agreement. Accordingly, the General Partners expect to liquidate and distribute the remaining assets of the Partnership in 1998.

Operations

1997 compared to 1996

Net income, net of the provisions for losses on real estate, decreased in 1997 when compared to 1996, with a decrease in total revenue and an increase in total expenses.

The Partnership experienced a slight decrease in total revenue in 1997, as compared to 1996.
Revenue decreased due to decreases in rental revenue and MBS interest income, partially offset by an increase in interest income. The decline in rental revenue and lower tenant billings is a result of the decline in reimbursable real estate taxes from the spaces which have been vacant during the expansion of Dominicks, an anchor tenant at Tradewinds. To facilitate the expansion of Dominicks, management negotiated the termination of the Walgreens's lease, effective December 31,
1996. The decrease in MBS interest income is a result of repayments of principal which occur on the MBS portfolio throughout the year.

During 1997, as compared to 1996, total
expenses, net of the provisions for losses on
real estate, increased due to increased
general and administrative, real estate tax
and depreciation expenses.  General and
administrative expenses increased as costs
incurred in connection with the operation of
the Partnership, including  administrative
expenses, increased as did legal costs
relating to the unsolicited tender offers made
to purchase Units of Depositary Receipts.  The
increase in real estate tax expense is due to
a refund of real estate taxes received in the
third quarter of 1996, which was reflected as
a reduction in the real estate tax expense in
the third quarter of 1996.      Depreciation
expense increased as a result of continued capital improvement expenditures.

1996 compared to 1995

Net income decreased in 1996 when compared to 1995, with a decrease in total revenue while total expenses stayed relatively stable.

The Partnership experienced a slight decrease in total revenue in 1996, as compared to 1995.
Rental revenue decreased primarily due to lower tenant billings as a result of the decline in reimbursable real estate taxes at Tradewinds. MBS interest income also decreased due to repayment and prepayments of principal which occur on the MBS portfolio.
These decreases were partially offset by an increase in interest income as a result of higher cash and cash equivalents available for investment in 1996.

During 1996, as compared to 1995, total
expenses remained relatively stable, with increases in maintenance and general and administrative expenses, offset by decreases in real estate taxes and management fees.
Maintenance expense increased due to increases in both snow removal and exterior repair expenditures as a result of adverse weather conditions in 1996. General and administrative expense rose due to increases in both audit expenditures and charges incurred in connection with the preparation and mailing of Partnership reports and other investor communications. The decrease in real estate taxes was the result of a reassessment of Tradewinds by the local taxing authority.
Management fees decreased in conjunction with the decline in revenue. Depreciation expense increased as a result of capital improvement expenditures.

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

       Position with             Name and AgeThe Krupp Corporation

       Douglas Krupp (51)        President and Co-Chairman of the
                                 Board
       George Krupp (53)         Co-Chairman of the Board
       Wayne H. Zarozny (39)     Treasurer

  Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the company.
Mr. Krupp is a graduate of Bryant College.  In
1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990.
Mr. Krupp is Chairman of the Board and a Director of both Berkshire Realty Company,
Inc. (NYSE-BRI) and Harborside Healthcare
(NYSE-HBR). Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government
Income Trust and as Chairman of the Board and Trustee of Krupp Government Income Trust II.
George Krupp is Douglas Krupp's brother.

  George Krupp is the Co-Chairman and Co-
Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Mr. Krupp received his undergraduate education from the University of Pennsylvania and Harvard
University Extension School and holds a
Master's Degree in History from Brown
University.

  Wayne H. Zarozny is Vice President of The
Berkshire Group. Mr. Zarozny has held several positions within The Berkshire Group since joining the company in 1986 and is currently responsible for accounting and financial reporting, treasury, accounts payable and payroll activities. Prior to joining The
Berkshire Group, he was an audit supervisor for Pannell Kerr Forster International and on the audit staff of Deloitte, Haskins and Sells in Boston. He received a B.S. degree from Bryant College, a Master's degree in Business
Administration from Clark University and is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

  The Partnership has no directors or
executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

  As of December 31, 1997, beneficial owners of record owning more than 5% of the Partnership's 4,000,100 outstanding Depositary
Receipts are as follows:

   Title          Name and Address  Amount and Nature  Percent
    of                   of                of            of
   Class          Beneficial Owner      Beneficial Ownership Class


   Depositary  AP-GP Prom Partners,
  Receipts        Inc.
               2 Manhattanville Rd.
               Purchase, NY 10577    274,125.13 Units   6.85%

  Depositary   Apollo Real Estate
  Receipts        Advisors II, LP
               2 Manhattanville Rd.
               Purchase, NY 10577    274,125.13 Units   6.85%

  Depositary   Apollo Real Estate
  Receipts     Investment Fund II, LP
               2 Manhattanville Rd.
               Purchase, NY 10577    274,125.13 Units   6.85%

  Depositary   Krescent Partners LLC
   Receipts                       2 Manhattanville Rd.
               Purchase, NY 10577    274,125.13 Units   6.85%

                  Total            1,096,500.52 Units  27.40%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

  The Partnership does not have any directors, executive officers or nominees for election as director. Additionally, as of December 31, 1997, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding
Units.

                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
SCHEDULE AND REPORTS ON FORM 8-K

(a)1.Financial Statements - see Index to
Financial Statements and Schedule included under Item 8, Appendix A, on page F-2 of this report.

2.Financial Statement Schedule - see Index to
Financial Statements and Schedule included under Item 8, Appendix A, on page F-2 of this report. All other schedules are omitted as they are not applicable, not required or the information is provided in the Financial
Statements or the Notes thereto.

(b)Exhibits:

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

(10.8)   Purchase and Sale Agreement between
         VB Holding Company and Gilbert Bieger
         dated September 21, 1993 [Exhibit
         10.8 to Registrant's report on Form
         10-K for the fiscal year ended
         December 31, 1993 (File No. 0-
         14393)].*







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


         Tradewinds Shopping Center

(10.13)  Purchase and Sale Agreement dated May
         16,1986 between Douglas Krupp on
         behalf ofhimself and others and
         Ronald J. Benach and Stewart L.
         Grill, as liquidating agents under a
         Liquidating Trust Agreement dated May
         15,1986 [Exhibit 1(c) to Registrant's
         Report on Form 8-K dated May 30, 1986
         (File No. 2-97467)].*

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

(10.16)  Management Agreement dated September
         1, 1986 between Krupp  Cash Plus
         Limited Partnership,as Owner and BPM,
         as Agent.  [Exhibit 10.18 to
         Registrant's Report on Form 10-K
         dated December 31, 1986 (File No. 0-
         14393)].*

   * Incorporated by reference.


(c)      Reports on Form 8-K

         During the last quarter of the year
         ended December 31, 1997, the
         Partnership did not file any reports
         on Form 8-K.

                          SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1998.


 KRUPP CASH PLUS LIMITED PARTNERSHIP

                   By:         The Krupp Corporation,
                                   a General Partner

                   By:         /s/ Douglas Krupp
                               Douglas Krupp, President,
                               Co-Chairman (Principal Executive
                               Officer) and Director of The Krupp
                               Corporation


   Pursuant to the requirements of the
Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 24th day of March, 1998.


Signatures               Titles


/s/ Douglas Krupp         President,
Co-Chairman (Principal Douglas Krupp
Executive Officer) and Director of The Krupp
Corporation (a General Partner of the
Registrant)

/s/ George Krupp          Co-Chairman
(Principal Executive
George Krupp Officer) and Director of The
Krupp
Corporation (a General Partner of the
Registrant)

/s/ Wayne H. Zarozny      Treasurer of The
Krupp Corporation (a Wayne H. Zarozny General
Partner of the Registrant)

                          APPENDIX A

              KRUPP CASH PLUS LIMITED PARTNERSHIP




               FINANCIAL STATEMENTS AND SCHEDULE
                      ITEM 8 of FORM 10-K

    ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
             For the Year Ended December 31, 1997

              KRUPP CASH PLUS LIMITED PARTNERSHIP

          INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants         F-3

Balance Sheets at December 31, 1997 and
December 31, 1996                         F-4

Statements of Operations for the Years Ended
December 31, 1997, 1996 and 1995          F-5

Statements of Changes in Partners' Equity for
the Years Ended December 31, 1997, 1996 and
1995                                      F-6

Statements of Cash Flows for the Years Ended
December 31, 1997, 1996 and 1995    F-7 - F-8

Notes to Financial Statements      F-9 - F-15

Schedule III - Real Estate and Accumulated
Depreciation                      F-16 - F-17


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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Cash Plus Limited Partnership as of
December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December
31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

   As discussed in Note L, the Partnership's remaining properties were sold on January 30, 1998. As a result, the Partnership will be liquidated in 1998.





Boston, Massachusetts
COOPERS & LYBRAND L.L.P.
January 30, 1998

     KRUPP CASH PLUS LIMITED PARTNERSHIP

               BALANCE SHEETS
         December 31, 1997 and 1996


                            ASSETS


                                             1997       1996
Real estate assets:
  Retail centers, less accumulated
  depreciation of $17,342,753 at
  December 31, 1996 (Note D)              $26,544,659 $28,908,119

  Mortgage-backed securities ("MBS"), net of
     accumulated amortization and unrealized
     holding gains (Note E)                 3,797,789  4,373,246

       Total real estate assets            30,342,448 33,281,365

Cash and cash equivalents (Note C)          1,021,686  4,043,066
Other assets                                  566,679    616,379

       Total assets                       $31,930,813$37,940,810


              LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Accounts payable                          $       335$    46,238
Due to affiliates (Note H)                       -        26,735
Accrued expenses and other liabilities (Note F)857,336    843,385

       Total liabilities                      857,671    916,358

Commitment (Note J)

Partners' equity (deficit) (Note G):

  Unitholders (4,000,000 Units outstanding) 31,186,226 37,188,551
Corporate Limited Partner (100 Units
     outstanding)                               1,009       1,159
  General Partners                           (283,614)   (165,258)
  Unrealized holding gains on MBS (Note E)    169,521       -

  Total Partners' equity                   31,073,142 37,024,452

  Total liabilities and Partners' equity  $31,930,813$37,940,810









The accompanying notes are an integral
             part of the financial statements.

               KRUPP CASH PLUS LIMITED PARTNERSHIP

                    STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 1997, 1996 and 1995


                                1997       1996           1995

Revenue:
Rental (Note I)            $ 5,607,910  $5,726,216  $5,780,035
Interest income - MBS (Note E) 337,995     396,716     462,811
Interest income - other (Note C) 265,240   210,653     194,473

       Total revenue             6,211,145  6,333,585 6,437,319

Expenses:
  Operating (Notes H and J)      1,160,188 1,124,883  1,125,111
  Maintenance                      329,791   325,491    296,396
  General and administrative
     (Note H)                      353,439   252,748    195,933
  Real estate taxes              1,048,139   931,586  1,051,596
  Management fees (Note H)         287,972   285,203    305,150
  Depreciation                   2,222,517 2,044,485  2,039,578
  Provisions for losses on real
     estate (Note D)              4,689,099        -         -


  Total expenses                10,091,145  4,964,396 5,013,764

Net income (loss) (Note K)     $(3,880,000)$1,369,189$1,423,555


Allocation of net income (loss)
  (Note G):

  Unitholders (4,000,000
     Units outstanding)        $(3,802,305)$1,341,772$1,395,049

  Net income (loss) per Unit of
       Depositary Receipt      $     (.95)   $    .34  $    .35

  Corporate Limited Partner
     (100 Units outstanding)     $       (95)$     34  $   .35

  General Partners               $   (77,600)$   27,383$ 28,471

















The accompanying notes are an integral
part of the financial statements.
               KRUPP CASH PLUS LIMITED PARTNERSHIP

            STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      For the Years Ended December 31, 1997, 1996 and 1995


    Corporate          Unrealized
     Limited            General          Holding Gains  Partners'
    Unitholders      Partner    Partners    on MBS         Equity
Balance at
December 31, 1994  $38,822,766 $   1,200 $(127,007)  $ -  $38,696,959

Cash distributions   (2,185,519)     (55)   (47,657)      - (2,233,231)

Net income            1,395,049        35    28,471      -     1,423,555

Balance at
December 31, 1995   38,032,296    1,180  (146,193)      -    37,887,283

Cash distributions   (2,185,517)    (55)   (46,448)      -   (2,232,020)

Net income            1,341,772        34    27,383      -    1,369,189

Balance at
 December 31, 1996   37,188,551    1,159  (165,258)      -    37,024,452

Cash distributions
  (Note G)           (2,200,020)    (55)   (40,756)      -   (2,240,831)

Unrealized holding gains
  on MBS (Note E)          -        -         -         169,521 169,521

Net loss (Note G)    (3,802,305)    (95)   (77,600)      - (3,880,000)

Balance at
December 31, 1997  $31,186,226 $   1,009 $(283,614)$169,521 $31,073,142

  The per Unit distributions for each of the years ended
December 31, 1997, 1996, and 1995 was $.55, none of which represents a return of capital for tax purposes.




















The accompanying notes are an integral
part of the financial statements.
                KRUPP CASH PLUS LIMITED PARTNERSHIP

                     STATEMENTS OF CASH FLOWS
       For the Years Ended December 31, 1997, 1996 and 1995

                                  1997       1996         1995
Operating activities:
  Net income (loss)           $(3,880,000)$ 1,369,189 $1,423,555
  Adjustments to reconcile net
       income (loss) to net cash
     provided by operating
     activities:
   Depreciation                 2,222,517   2,044,485  2,039,578
       Provisions for losses on
       real estate              4,689,099        -           -
          Amortization of MBS
          premium, net              3,004       1,396      1,972
       Changes in assets and
          liabilities:
          Decrease in other
            assets                 49,700     165,621     51,507
          Decrease in accounts
            payable                (3,144)     (2,949)    (4,127)
          Increase (decrease) in
            due to affiliates      (26,735)     26,735       -
          Increase (decrease) in
            accrued expenses and
            other liabilities     13,951     (120,424)    112,789

               Net cash provided
                 by operating
                 activities     3,068,392   3,484,053  3,625,274

Investing activities:
  Additions to fixed assets   (4,548,156)    (870,133)(1,096,494)
  Increase (decrease) in accounts
     payable for fixed asset
     additions                (42,759)     42,759       (347,625)
  Principal collections on MBS741,974         777,054     574,060

            Net cash used in
            investing
            activities         (3,848,941)    (50,320)  (870,059)

Financing activity:
 Cash distributions            (2,240,831) (2,232,020)(2,233,231)

Net increase (decrease) in cash
 and cash equivalents          (3,021,380)  1,201,713     521,984


Cash and cash equivalents,
 beginning of year              4,043,066   2,841,353  2,319,369

Cash and cash equivalents,
 end of year                  $ 1,021,686 $ 4,043,066$ 2,841,353





Continued
               KRUPP CASH PLUS LIMITED PARTNERSHIP

               STATEMENTS OF CASH FLOWS, Continued
      For the Years Ended December 31, 1997, 1996 and 1995


Supplemental schedule of noncash investing and financing activities:

                                  1997        1996       1995

 Unrealized holding gains on MBS
   (Note E)                   $   169,521 $      -   $      -

The accompanying notes are an integral
             part of the financial statements.
              KRUPP CASH PLUS LIMITED PARTNERSHIP

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

On December 2, 1997, Berkshire Realty
Enterprise Limited Partnership, an affiliate of the General Partners, as agent for the Partnership entered into an Agreement of Sale to sell all of the remaining Partnership's properties to Kejack, Inc. and its permitted assigns, which are unaffiliated third parties.
The Partnership's properties were included in a package with eleven other properties owned by affiliates of the General Partners. The transaction was consummated subsequent to year end, on January 30, 1998 (see Note L).

The sale is considered a Terminating Capital
Transaction as defined by the Partnership
Agreement. Accordingly, the General Partners expect to liquidate and distribute the remaining assets of the Partnership in 1998.
All distributions of net cash proceeds from the Terminating Capital Transaction shall be governed by Section 8.3 (b) of the Partnership
Agreement.

B.Significant Accounting Policies

The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes
(see Note K).

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

                           Continued

              KRUPP CASH PLUS LIMITED PARTNERSHIP

           NOTES TO FINANCIAL STATEMENTS, Continued


B.Significant Accounting Policies, Continued

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

Appliances, carpeting and equipment      3 to
8 years

Tenant improvements are depreciated over the life of the related lease.

Impairment of Long-Lived Assets

Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets. Upon determination that an impairment has occurred, those assets shall be reduced to fair value less estimated costs to sell (see Note D).

Mortgage-Backed Securities

At December 31, 1997, MBS are classified as available-for-sale securities and are carried at market value due to the forthcoming sale of all the Partnership's properties (see Notes E and L). The market value of MBS is determined based on quoted market prices. At December 31, 1996, MBS were classified as held-to-maturity securities and carried at amortized cost.
Premiums or discounts are amortized over the life of the underlying mortgages using the effective yield method.

Income Taxes

The Partnership is not liable for federal or state income taxes as Partnership income is allocated to the Partners for income tax purposes. In the event that the Partnership's tax returns are examined by the Internal
Revenue Service or state taxing authority and the examination results in a change in Partnership taxable income, such change will be reported to the Partners.

C.   Cash and Cash Equivalents

  Cash and cash equivalents at December 31, 1997 and 1996 consisted of the following:

                                         December 31,
                                     1997        1996

     Cash and money market accounts$1,021,686 $  579,264
     Commercial paper                   -      3,463,802

                                  $1,021,686  $4,043,066

 Continued
              KRUPP CASH PLUS LIMITED PARTNERSHIP

           NOTES TO FINANCIAL STATEMENTS, Continued


D. Provisions for Losses on Real Estate

In accordance with Financial Accounting
Standard No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-
Lived Assets to Be Disposed Of", the
Partnership recorded valuation provisions for losses on its real estate assets of $4,689,099 at December 31, 1997. These provisions represent the difference between carrying values and selling prices less estimated costs to sell as a result of the forthcoming sale of the Partnership's properties subsequent to year end (see Note L). As these assets are held for sale, the Partnership discontinued depreciation.

E.Mortgage-Backed Securities

The MBS held by the Partnership are issued by both the Federal Home Loan Mortgage
Corporation and the Government National
Mortgage Association.  The following is
additional information on the MBS held as of December 31, 1997 and 1996:

                          1997               1996
Face Value             $3,785,509         $4,357,962

Amortized Cost         $3,628,268         $4,373,246

Estimated Market Value $3,798,000         $4,516,000

Coupon rates of the MBS range from 8.5% to 9.0% per annum and mature in the years 2008 through 2017. The Partnership's MBS portfolio had gross unrealized gains of $169,521 and $142,952 at December 31, 1997 and 1996,
respectively and no unrealized losses.

In accordance with Financial Accounting
Standard No. 115, "Accounting for Certain
Investments in Debt and Equity Securities", unrealized holding gains and losses for available-for-sale securities are reported as a separate component of equity until realized.
At December 31, 1997, the Partnership recorded unrealized holding gains of $169,521 on its MBS investments to adjust to market value, based on quoted market prices.

F.   Accrued Expenses and Other Liabilities

  Accrued expenses and other liabilities consisted of the following at December 31, 1997 and 1996:

                                              December 31,
                                          1997        1996

  Accrued real estate taxes            $588,000     $582,835
Deferred income and other accrued expenses 214,043   211,606
  Tenant security deposits               55,293       48,944
                                       $857,336     $843,385









Continued
KRUPP CASH PLUS LIMITED PARTNERSHIP

           NOTES TO FINANCIAL STATEMENTS, Continued



G.   Partners' Equity

     Under the Partnership Agreement, profits or losses from Partnership operations and Distributable Cash Flow are allocated 98% to the Unitholders and Corporate Limited
     Partner (the "Limited Partners") based on
     Units held, and 2% to the General
     Partners. Profits arising from a capital transaction will be allocated in the same manner as net cash proceeds (described below). Losses from a capital transaction will be allocated 98% to the Limited Partners and 2% to the General
     Partners.

     Upon the occurrence of a capital
     transaction, net cash proceeds will be
     distributed as follows:  1) to the
     Limited Partners until they have received a return of their total invested capital;
     2) to the General Partners until they
     have received a return of their total
     invested capital; 3) to the Limited
     Partners until the Limited Partners have received any deficiency in their 12% cumulative return on invested capital through fiscal years prior to the date of the capital transaction; 4) to the General Partners until amounts allocated under items three and four have been paid in an 85% - 15% ratio, and 5) 85% to the Limited Partners and 15% to the General
     Partners.

     Upon the occurrence of a terminating
     capital transaction, as defined in the
     Partnership Agreement, proceeds will be
     applied to the payment of all debts and
     liabilities of the Partnership then due
     and then fund any reserves for contingent liabilities. Remaining net cash proceeds will then be distributed first, to each class of Partners, the aggregate of the then positive balances in the capital accounts of the Partners of such class, second, to the Limited Partners until the aggregate of the positive balances in the capital accounts of the Limited Partners is equal to their invested capital, third, to the General Partners until the aggregate of the positive balances in the capital accounts of the General Partners is equal to their invested capital, fourth, to the Limited Partners until they have received any deficiency in the 12% cumulative return on invested capital through fiscal years prior to the date of the terminating capital transaction, fifth, to the General Partners until they have received an amount necessary so that the amounts of net cash proceeds whenever allocated under number three and number four are in the ratio of 85 to 15, and sixth, 85% to the Limited Partners and 15% to the General Partners.

  As of December 31, 1997, the following cumulative Partner contributions and allocations have been made since inception of the Partnership:

          Corporate                 Unrealized
          Limited      General     Holding Gains
         Unitholders   Partner      Partners   on MBS             Total

Capital contributions $ 79,934,364$ 2,000  $   3,000      $ -  $ 79,939,364

Syndication costs  (9,755,749)        -        -           -     (9,755,749)

Note distributions (7,149,821)        (179)    -           -     (7,150,000)

   Unrealized holding
     gains on MBS           -       -        -        169,521     169,521

 Net income           18,642,833  491    380,472         -     19,023,796

 Cash distributions (50,485,401) (1,303) (667,086)       -    (51,153,790)

   Total at
   December 31, 1997  $ 31,186,226$ 1,009  $(283,614)$   169,521 $ 31,073,142

Continued
                    KRUPP CASH PLUS LIMITED PARTNERSHIP

                 NOTES TO FINANCIAL STATEMENTS, Continued


H.Related Party Transactions

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

  Amounts accrued or paid to the General Partners' affiliates during the years ended December 31, 1997, 1996 and 1995 were as follows:

                                   1997      1996        1995
       Management fees           $287,972  $285,203    $305,150

       Expense reimbursements     380,557   361,818     274,148

          Charged to operations  $668,529  $647,021    $579,298

  Due to affiliates consisted of expense reimbursements of $26,735 at December 31, 1996.

I.   Future Base Rents Due Under Commercial
     Operating Leases

As a result of the sale of the Partnership's properties subsequent to year end, all commercial operating leases were assumed by the buyer (see Note L).

J.  Ground Lease

    The Partnership is subject to a ground
    lease for a parcel of land adjoining
    Luria's Plaza.  The initial term of the
    non-cancelable operating lease is twenty years commencing October 1, 1987. During the first ten-year period of the lease, annual rent will be $24,048, payable in equal monthly installments, and during the second ten-year period the annual rent will be $28,248, payable in equal monthly installments. The lease also provides for its renewal under four five-year option periods. Total rental expense related to the ground lease, charged to operations for the years ended
    December 31, 1997, 1996 and 1995 was
    $25,098, $24,048 and $24,048,
    respectively.  Under the terms of the
    ground lease, the lessee may assign its
    rights to a subsequent purchaser of the
    property (see Note L).



















Continued
              KRUPP CASH PLUS LIMITED PARTNERSHIP

           NOTES TO FINANCIAL STATEMENTS, Continued




K.  Federal Income Taxes

    For federal income tax purposes, the
    Partnership is depreciating its property using the accelerated cost recovery system ("ACRS") and the modified accelerated cost recovery system
    ("MACRS") depending on which is
    applicable.

     The reconciliation of the income (loss)
     for each year reported in the
     accompanying Statement of Operations with the income reported in the Partnership's
     1997, 1996 and 1995 federal income tax
     return is as follows:

                             1997          1996             1995

 Net income (loss) per Statement of
 Operations             $(3,880,000) $1,369,189          $1,423,555

     Difference in book to tax rental
      income                80,210         9,669             49,739

     Difference in book to tax
     depreciation          441,231     337,309              360,866

Difference in book to tax fixed
 asset revaluation    4,689,099           -                    -

   Net income for federal income
     tax purposes  $ 1,330,540      $1,716,167           $1,834,160

   The allocation of the net income for federal income tax purposes for 1997 is as follows:

                          Passive    Portfolio
                          Income      Income      Total
 Unitholders             $  712,744 $  591,153  $1,303,897

 Corporate Limited Partner       18         15          33

   General Partners          14,545     12,065      26,610
                         $  727,307 $  603,233  $1,330,540

           For the years ended December 31,
           1997, 1996 and 1995 the average per
           Unit income to the Unitholders for
           federal income tax purposes was
           $.33, $.42 and $.45, respectively.

           The basis of the Partnership's
           assets for financial reporting
           purposes is less than its tax basis
           by approximately $5,497,000 and
           $656,900 at December 31, 1997 and
           1996, respectively.  The basis of
           the Partnership's liabilities for
           financial reporting purposes
           exceeds its tax basis by
           approximately $85,000 and $0 at
           December 31, 1997 and 1996,
           respectively.













Continued
                KRUPP CASH PLUS LIMITED PARTNERSHIP

             NOTES TO FINANCIAL STATEMENTS, Continued



L. Subsequent Events

The sale of the Partnership's remaining
properties, as discussed in Note A, was
consummated on January 30, 1998. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $31,247,100 for the sale of its properties, less its share of the closing costs. The ground lease, discussed in Note J, was assigned to the buyer in conjunction with the sale.

The sale is considered a Terminating Capital
Transaction as defined by the Partnership
Agreement. Accordingly, the General Partners expect to liquidate and distribute the remaining assets of the Partnership in 1998.
All distributions of net cash proceeds from the Terminating Capital Transaction shall be governed by Section 8.3(b)of the Partnership
Agreement as discussed above in Note G.

As a result of the sale of all the
Partnership's properties on January 30, 1998, the Partnership filed a report on Form 8-K on February 2, 1998.













































               KRUPP CASH PLUS LIMITED PARTNERSHIP

     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                        December 31, 1997


Costs Capitalized  Initial Costs to     Subsequent to         Partnership
      Acquisition
                                      Buildings &              Buildings &
    Description             Land      Improvements    Land     Improvements

Luria's Plaza
Vero Beach, FL           $2,083,350   $11,770,671  $ 200,000   $ 3,074,086

High Point National
Furniture Mart
High Point, NC              823,136    14,364,251       -        3,889,771

Tradewinds Shopping Center
Hanover Park, IL          1,523,520     7,080,990       -        5,989,253

      Total              $4,430,006   $33,215,912   $200,000   $12,953,110



                   Gross Amounts Carried at
                             End of Year
  Accumulated
    Depreciation             Buildings                and        Year and
    Valuation Construction                                      Year
   Description       Land   Improvements   Total    Provisions  Completed
    Acquired

Luria's Plaza
Vero Beach, FL  $2,283,350  $14,844,757 $17,128,107 $9,659,107   1984     1985

High Point National
Furniture Mart
High Point, NC     823,136   18,254,023  19,077,159  8,537,500   1964     1986

Tradewinds Shopping
Center
Hanover Park, IL 1,523,520   13,070,242  14,593,762  6,057,762   1969     1986

   Total        $4,630,006  $46,169,022 $50,799,028 $24,254,369

















                         Continued
               KRUPP CASH PLUS LIMITED PARTNERSHIP

    SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION -
Continued
                        December 31, 1997




Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1997:

Real Estate                   1997       1996         1995

Balance at beginning of year$46,250,872$45,380,739 $44,284,245

Improvements                4,548,156     870,133    1,096,494

Balance at end of year    $50,799,028 $46,250,872  $45,380,739



                              1997       1996         1995

Balance at beginning of year$17,342,753$15,298,268 $13,258,690

Property revaluation        4,689,099         -           -

Depreciation expense        2,222,517   2,044,485    2,039,578

Balance at end of year    $24,254,369 $17,342,753  $15,298,268

The Partnership uses the cost basis for
property valuation for both income tax and financial statement purposes unless the
General Partners believe there is a material impairment in value. The Partnership holds title to its properties free and clear from all mortgage indebtedness and other material liens or encumbrances. The aggregate cost for federal income tax purposes at December 31, 1997 is $51,228,677 and the aggregate accumulated depreciation for federal income tax purposes was $18,896,993 for the year ended December 31, 1997.
charter)

    Massachusetts  04-2865878
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification
No.)


470 Atlantic Avenue, Boston, Massachusetts
02210  (Address of principal executive offices)     (ZipCode)

(Registrant's telephone number, including area code)(617)423-2233

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

Documents incorporated by reference:  Part IV, Item 14

The exhibit index is located on pages 9-11.

The total number of pages in this document is 29.
 PART I

  This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1.  BUSINESS

  Krupp Cash Plus Limited Partnership (the "Partnership") was formed on April 30, 1985 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Krupp Corporation and The Krupp Company Limited Partnership-IV are the General Partners of the Partnership. Krupp Depositary Corporation is the Corporate Limited Partner. For details, see Note A to Financial Statements ncluded in Item 8 (Appendix A) of this report.

  On July 12, 1986 the Partnership commenced the marketing and sale of 4,000,000 units of Depositary Receipts ("Units") for a maximum offering of $80,000,000. The Partnership raised $79,934,364 from its public offering. The Partnership invested the net proceeds from the offering in a portfolio of unleveraged real estate (see
Item 2 - Properties) and mortgage backed securities ("MBS") issued by the Government National Mortgage Association ("GNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") (see Note E to Financial Statements, included in Item 8 (Appendix A) of this report). The Partnership considers itself to be engaged only in the industry segment of investment in real estate and related assets.

The Partnership's real estate investments are subject to some seasonal fluctuations, resulting from changes in utility consumption, seasonal maintenance expenditures and changes in retail rental income based on the percentage of tenant gross receipts.

On December 2, 1997, Berkshire Realty
Enterprise Limited Partnership, an affiliate of the General Partners, as agent for the Partnership entered into an Agreement of Sale to sell all of the Partnership's properties to Kejack, Inc. and its permitted assigns, which are unaffiliated third parties. Luria's
Plaza, a shopping center containing 156,452 leasable square feet located in Vero Beach, Florida, Tradewinds Shopping Center, a shopping center containing 212,898 leasable square feet located in Hanover Park, Illinois and High Point Furniture Mart, a furniture wholesale center containing 242,722 leasable square feet located in High Point, North
Carolina, were included in a package with eleven other properties owned by affiliates of the General Partners. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $31,247,100 for the sale of its properties, less its share of the closing costs. The transaction was consummated subsequent to year end, on January
30, 1998.

The sale is considered a Terminating Capital
Transaction as defined by the Partnership
Agreement. Accordingly, the General Partners expect to liquidate and distribute the remaining assets of the Partnership in 1998
(see Note L to the Financial Statements, included in Item 8 (Appendix A) of this report).

As of December 31, 1997, there were 7 full and part-time on-site personnel employed by the Partnership.

ITEM 2.  PROPERTIES

  As of December 31, 1997, the Partnership had unleveraged investments in three retail centers containing an aggregate of 612,072 square feet of leasable area. Additional detailed information with respect to individual properties can be found in
Schedule III included in Item 8 (Appendix A) of this report.


  A summary of the Partnership's real estate investments is presented below.

                                             Average Occupancy
  Current                          For Year Ended
 Year of           Leasable          December 31,

Description       Acquisition Square Footage  1997 1996 1995  1994  1993

Retail Centers

Luria's Plaza
Vero Beach, Florida       1985   156,452      92%  96%  97%    97%   74%

High Point National
Furniture Mart
High Point,
North Carolina       1986      242,722   100% 100%     100%     99%100%

Tradewinds Shopping
Center
Hanover Park,
Illinois             1986      212,898    84%  86%      93%     92% 89%


There were six tenants which occupied 10% or more of their respective property's leasable space as of December 31, 1997.

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

The number of Investor Limited Partners
("Unitholders") as of December 31, 1997 was approximately 5,100.

The Partnership has made the following
distributions to its Partners during the years ended December 31, 1997 and 1996.
        Year Ended December 31,

                               1997              1996
                        Amount Per Unit    Amount Per Unit
Limited Partners:

 Unitholders
 (4,000,000 Units)$2,200,020    $.55       $2,185,517     $.55

 Corporate Limited Partner
 (100 Units)  55             .55          55               .55

General Partners    40,756    46,448       $2,240,831 $2,232,020

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

          1997        1996         1995          1994           1993


Total revenue$ 6,211,145 $ 6,333,585 $ 6,437,319  $ 6,040,901 $5,943,882

Net income (loss) (3,880,000) 1,369,189  1,423,555    951,907   1,321,637


Net income (loss)
  allocated to
  Partners:

Unitholders (3,802,305)  1,341,772  1,395,049        932,846  1,295,173
     Per Unit     (.95)        .34        .35             .23        .32

  Corporate Limited
      Partner      (95)         34         35              23         32


General Partners (77,600)    27,383     28,471         29,038     26,432


Total assets at
December 31    31,930,813 37,940,810 38,857,520    39,906,159 41,984,742


Distributions:

  Unitholders  2,200,020  2,185,517  2,185,519      2,189,926  2,911,583
 Per Unit (a)        .55        .55        .55            .54        .73

  Corporate Limited
     Partner          55         55         55             54         73


General Partners 40,756      46,448     47,657        (13,174)    17,636

(a)During the years ended December 31, 1997,
1996, 1995, 1994 and 1993, the Unitholders'
average per Unit return of capital calculated based on the Distributable Cash Flow, as defined by Section 17 of the Partnership
Agreement, was $0, $0, $0, $.11 and $.68,
respectively.



ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Partnership continuously strives to
improve net income, maintain high occupancy and retain quality tenants at its retail centers. However, to attain these objectives, the Partnership has found it necessary to fund a significant portion of tenant buildouts.

The Partnership completed improvements at High
Point National Furniture Mart ("High Point")_ in 1996 which were necessary to reconfigure space for new tenants and comply with present building code standards. Enhancements to the exterior of the building were completed during the third quarter of 1997. The refurbished show room spaces and building exterior have enabled the property to command higher rents and maintain 100% occupancy.

At Tradewinds Shopping Center ("Tradewinds"), management has negotiated the expansion of an anchor tenant from its original 50,181 square foot space to 66,000 square feet. The
Partnership and the tenant each spent
approximately $4,200,000 for the buildout, with the Partnership funding exterior improvements and the tenant funding interior renovation specifications. The project was completed in the fourth quarter of 1997 and the tenant reopened in December 1997. The
Partnership utilized its cash reserves to fund the expansion.

The Partnership holds MBS that are guaranteed by the Government National Mortgage
Association ("GNMA") and the Federal Home Loan
Mortgage Corporation ("FHLMC"). The principal risks with respect to MBS are the credit worthiness of GNMA and FHLMC and the risk that the current value of any MBS may decline as a result of changes in market interest rates.
At December 31, 1997, the Partnership recorded unrealized holding gains on its MBS of $169,521 to adjust the investments to market value (see Note E to the Financial Statements, included in Item 8 (Appendix A) of this report).

The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the levels of working capital reserves the Partnership should maintain.
Adjustments to distributions are made when appropriate to reflect such assessments.

Based upon the General Partners' assessment of the current and future market conditions, the capital improvements necessary to remain competitive in the properties' markets and the Partnership's capital resources, the General
Partners determined that it was in their best interests, and that of their respective investors, to sell all the Partnership's properties. On December 2, 1997, Berkshire
Realty Enterprise Limited Partnership, an affiliate of the General Partners, as agent for the Partnership entered into an Agreement of Sale to sell all of the Partnership's properties to Kejack, Inc. and its permitted assigns, which are unaffiliated third parties.
Luria's Plaza, a shopping center containing
156,452 leasable square feet located in Vero
Beach, Florida, Tradewinds Shopping Center, a shopping center containing 212,898 leasable square feet located in Hanover Park, Illinois and High Point Furniture Mart, a furniture wholesale center containing 242,722 leasable square feet located in High Point, North
Carolina, were included in a package with eleven other properties owned by affiliates of the General Partners. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $31,247,100 for the sale of its properties, less its share of the closing costs. The transaction was consummated subsequent to year end, on January
30, 1998 (see Note L to the Financial
Statements, included in Item 8 (Appendix A) of this report).

Based on the selling price of the properties less estimated costs to sell, the Partnership recorded provisions for losses on its real estate at December 31, 1997 (see Note D to the
Financial Statements, included in Item 8
(Appendix A) of this report).

The sale is considered a Terminating Capital
Transaction as defined by the Partnership
Agreement. Accordingly, the General Partners expect to liquidate and distribute the remaining assets of the Partnership in 1998.

Operations

1997 compared to 1996

Net income, net of the provisions for losses on real estate, decreased in 1997 when compared to 1996, with a decrease in total revenue and an increase in total expenses.

The Partnership experienced a slight decrease in total revenue in 1997, as compared to 1996.
Revenue decreased due to decreases in rental revenue and MBS interest income, partially offset by an increase in interest income. The decline in rental revenue and lower tenant billings is a result of the decline in reimbursable real estate taxes from the spaces which have been vacant during the expansion of Dominicks, an anchor tenant at Tradewinds. To facilitate the expansion of Dominicks, management negotiated the termination of the Walgreens's lease, effective December 31,
1996. The decrease in MBS interest income is a result of repayments of principal which occur on the MBS portfolio throughout the year.

During 1997, as compared to 1996, total
expenses, net of the provisions for losses on
real estate, increased due to increased
general and administrative, real estate tax
and depreciation expenses.  General and
administrative expenses increased as costs
incurred in connection with the operation of
the Partnership, including  administrative
expenses, increased as did legal costs
relating to the unsolicited tender offers made
to purchase Units of Depositary Receipts.  The
increase in real estate tax expense is due to
a refund of real estate taxes received in the
third quarter of 1996, which was reflected as
a reduction in the real estate tax expense in
the third quarter of 1996.      Depreciation
expense increased as a result of continued capital improvement expenditures.

1996 compared to 1995

Net income decreased in 1996 when compared to 1995, with a decrease in total revenue while total expenses stayed relatively stable.

The Partnership experienced a slight decrease in total revenue in 1996, as compared to 1995.
Rental revenue decreased primarily due to lower tenant billings as a result of the decline in reimbursable real estate taxes at Tradewinds. MBS interest income also decreased due to repayment and prepayments of principal which occur on the MBS portfolio.
These decreases were partially offset by an increase in interest income as a result of higher cash and cash equivalents available for investment in 1996.

During 1996, as compared to 1995, total
expenses remained relatively stable, with increases in maintenance and general and administrative expenses, offset by decreases in real estate taxes and management fees.
Maintenance expense increased due to increases in both snow removal and exterior repair expenditures as a result of adverse weather conditions in 1996. General and administrative expense rose due to increases in both audit expenditures and charges incurred in connection with the preparation and mailing of Partnership reports and other investor communications. The decrease in real estate taxes was the result of a reassessment of Tradewinds by the local taxing authority.
Management fees decreased in conjunction with the decline in revenue. Depreciation expense increased as a result of capital improvement expenditures.

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

       Position with             Name and AgeThe Krupp Corporation

       Douglas Krupp (51)        President and Co-Chairman of the
                                 Board
       George Krupp (53)         Co-Chairman of the Board
       Wayne H. Zarozny (39)     Treasurer

  Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the company.
Mr. Krupp is a graduate of Bryant College.  In
1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990.
Mr. Krupp is Chairman of the Board and a Director of both Berkshire Realty Company,
Inc. (NYSE-BRI) and Harborside Healthcare
(NYSE-HBR). Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government
Income Trust and as Chairman of the Board and Trustee of Krupp Government Income Trust II.
George Krupp is Douglas Krupp's brother.

  George Krupp is the Co-Chairman and Co-
Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Mr. Krupp received his undergraduate education from the University of Pennsylvania and Harvard
University Extension School and holds a
Master's Degree in History from Brown
University.

  Wayne H. Zarozny is Vice President of The
Berkshire Group. Mr. Zarozny has held several positions within The Berkshire Group since joining the company in 1986 and is currently responsible for accounting and financial reporting, treasury, accounts payable and payroll activities. Prior to joining The
Berkshire Group, he was an audit supervisor for Pannell Kerr Forster International and on the audit staff of Deloitte, Haskins and Sells in Boston. He received a B.S. degree from Bryant College, a Master's degree in Business
Administration from Clark University and is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

  The Partnership has no directors or
executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

  As of December 31, 1997, beneficial owners of record owning more than 5% of the Partnership's 4,000,100 outstanding Depositary
Receipts are as follows:

   Title          Name and Address  Amount and Nature  Percent
    of                   of                of            of
   Class          Beneficial Owner      Beneficial Ownership Class


   Depositary  AP-GP Prom Partners,
  Receipts        Inc.
               2 Manhattanville Rd.
               Purchase, NY 10577    274,125.13 Units   6.85%

  Depositary   Apollo Real Estate
  Receipts        Advisors II, LP
               2 Manhattanville Rd.
               Purchase, NY 10577    274,125.13 Units   6.85%

  Depositary   Apollo Real Estate
  Receipts        Investment Fund II, LP
               2 Manhattanville Rd.
               Purchase, NY 10577    274,125.13 Units   6.85%

  Depositary   Krescent Partners LLC
   Receipts                       2 Manhattanville Rd.
               Purchase, NY 10577    274,125.13 Units   6.85%

                  Total            1,096,500.52 Units  27.40%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

  The Partnership does not have any directors, executive officers or nominees for election as director. Additionally, as of December 31, 1997, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding
Units.

                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
SCHEDULE AND REPORTS ON FORM 8-K

(a)1.Financial Statements - see Index to
Financial Statements and Schedule included under Item 8, Appendix A, on page F-2 of this report.

2.Financial Statement Schedule - see Index to
Financial Statements and Schedule included under Item 8, Appendix A, on page F-2 of this report. All other schedules are omitted as they are not applicable, not required or the information is provided in the Financial
Statements or the Notes thereto.

(b)Exhibits:

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

(10.8)   Purchase and Sale Agreement between
         VB Holding Company and Gilbert Bieger
         dated September 21, 1993 [Exhibit
         10.8 to Registrant's report on Form
         10-K for the fiscal year ended
         December 31, 1993 (File No. 0-
         14393)].*







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


         Tradewinds Shopping Center

(10.13)  Purchase and Sale Agreement dated May
         16,1986 between Douglas Krupp on
         behalf ofhimself and others and
         Ronald J. Benach and Stewart L.
         Grill, as liquidating agents under a
         Liquidating Trust Agreement dated May
         15,1986 [Exhibit 1(c) to Registrant's
         Report on Form 8-K dated May 30, 1986
         (File No. 2-97467)].*

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

(10.16)  Management Agreement dated September
         1, 1986 between Krupp  Cash Plus
         Limited Partnership,as Owner and BPM,
         as Agent.  [Exhibit 10.18 to
         Registrant's Report on Form 10-K
         dated December 31, 1986 (File No. 0-
         14393)].*

   * Incorporated by reference.


(c)      Reports on Form 8-K

         During the last quarter of the year
         ended December 31, 1997, the
         Partnership did not file any reports
         on Form 8-K.

                          SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1998.


 KRUPP CASH PLUS LIMITED PARTNERSHIP

                   By:         The Krupp Corporation,
                                   a General Partner

                   By:         /s/ Douglas Krupp
                               Douglas Krupp, President,
                               Co-Chairman (Principal Executive
                               Officer) and Director of The Krupp
                               Corporation


   Pursuant to the requirements of the
Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 24th day of March, 1998.


Signatures               Titles


/s/ Douglas Krupp         President,
Co-Chairman (Principal Douglas Krupp
Executive Officer) and Director of The Krupp
Corporation (a General Partner of the
Registrant)

/s/ George Krupp          Co-Chairman
(Principal Executive
George Krupp Officer) and Director of The
Krupp
Corporation (a General Partner of the
Registrant)

/s/ Wayne H. Zarozny      Treasurer of The
Krupp Corporation (a Wayne H. Zarozny General
Partner of the Registrant)

                          APPENDIX A

              KRUPP CASH PLUS LIMITED PARTNERSHIP




               FINANCIAL STATEMENTS AND SCHEDULE
                      ITEM 8 of FORM 10-K

    ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
             For the Year Ended December 31, 1997

              KRUPP CASH PLUS LIMITED PARTNERSHIP

          INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants         F-3

Balance Sheets at December 31, 1997 and
December 31, 1996                         F-4

Statements of Operations for the Years Ended
December 31, 1997, 1996 and 1995          F-5

Statements of Changes in Partners' Equity for
the Years Ended December 31, 1997, 1996 and
1995                                      F-6

Statements of Cash Flows for the Years Ended
December 31, 1997, 1996 and 1995    F-7 - F-8

Notes to Financial Statements      F-9 - F-15

Schedule III - Real Estate and Accumulated
Depreciation                      F-16 - F-17


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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Cash Plus Limited Partnership as of
December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December
31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

   As discussed in Note L, the Partnership's remaining properties were sold on January 30, 1998. As a result, the Partnership will be liquidated in 1998.





Boston, Massachusetts
COOPERS & LYBRAND L.L.P.
January 30, 1998

     KRUPP CASH PLUS LIMITED PARTNERSHIP

               BALANCE SHEETS
         December 31, 1997 and 1996


                            ASSETS


                                             1997       1996
Real estate assets:
  Retail centers, less accumulated
    depreciation (Note D)                 $26,544,659$28,908,119

  Mortgage-backed securities ("MBS"), net of
     accumulated amortization and unrealized
     holding gains (Note E)                 3,797,789  4,373,246

       Total real estate assets            30,342,448 33,281,365

Cash and cash equivalents (Note C)          1,021,686  4,043,066
Other assets                                  566,679    616,379

       Total assets                       $31,930,813$37,940,810


              LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Accounts payable                          $       335$    46,238
Due to affiliates (Note H)                       -        26,735
Accrued expenses and other liabilities (Note F)857,336    843,385

       Total liabilities                      857,671    916,358

Commitment (Note J)

Partners' equity (deficit) (Note G):

  Unitholders (4,000,000 Units outstanding) 31,186,226 37,188,551
Corporate Limited Partner (100 Units
     outstanding)                               1,009       1,159
  General Partners                           (283,614)   (165,258)
  Unrealized holding gains on MBS (Note E)    169,521       -

  Total Partners' equity                   31,073,142 37,024,452

  Total liabilities and Partners' equity  $31,930,813$37,940,810









The accompanying notes are an integral
             part of the financial statements.

               KRUPP CASH PLUS LIMITED PARTNERSHIP

                    STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 1997, 1996 and 1995


                                1997       1996           1995

Revenue:
Rental (Note I)            $ 5,607,910  $5,726,216  $5,780,035
Interest income - MBS (Note E) 337,995     396,716     462,811
Interest income - other (Note C) 265,240   210,653     194,473

       Total revenue             6,211,145  6,333,585 6,437,319

Expenses:
  Operating (Notes H and J)      1,160,188 1,124,883  1,125,111
  Maintenance                      329,791   325,491    296,396
  General and administrative
     (Note H)                      353,439   252,748    195,933
  Real estate taxes              1,048,139   931,586  1,051,596
  Management fees (Note H)         287,972   285,203    305,150
  Depreciation                   2,222,517 2,044,485  2,039,578
  Provisions for losses on real
     estate (Note D)              4,689,099        -         -


  Total expenses                10,091,145  4,964,396 5,013,764

Net income (loss) (Note K)     $(3,880,000)$1,369,189$1,423,555


Allocation of net income (loss)
  (Note G):

  Unitholders (4,000,000
     Units outstanding)        $(3,802,305)$1,341,772$1,395,049

  Net income (loss) per Unit of
       Depositary Receipt      $     (.95)   $    .34  $    .35

  Corporate Limited Partner
     (100 Units outstanding)     $       (95)$     34  $   .35

  General Partners               $   (77,600)$   27,383$ 28,471

















The accompanying notes are an integral
part of the financial statements.
               KRUPP CASH PLUS LIMITED PARTNERSHIP

            STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      For the Years Ended December 31, 1997, 1996 and 1995


    Corporate          Unrealized
     Limited            General          Holding Gains  Partners'
    Unitholders      Partner    Partners    on MBS         Equity
Balance at
 December 31, 1994  $38,822,766 $   1,200 $(127,007)  $   -$38,696,959

Cash distributions   (2,185,519)     (55)   (47,657)      - (2,233,231)

Net income            1,395,049        35    28,471      -     1,423,555

Balance at
 December 31, 1995   38,032,296    1,180  (146,193)      -    37,887,283

Cash distributions   (2,185,517)    (55)   (46,448)      -   (2,232,020)

Net income            1,341,772        34    27,383      -    1,369,189

Balance at
 December 31, 1996   37,188,551    1,159  (165,258)      -    37,024,452

Cash distributions
  (Note G)           (2,200,020)    (55)   (40,756)      -   (2,240,831)

Unrealized holding gains
  on MBS (Note E)          -        -         -         169,521 169,521

Net loss (Note G)    (3,802,305)    (95)   (77,600)      - (3,880,000)

Balance at
 December 31, 1997  $31,186,226 $   1,009 $(283,614)$169,521 $31,073,142

  The per Unit distributions for each of the years ended
December 31, 1997, 1996, and 1995 was $.55, none of which represents a return of capital for tax purposes.




















The accompanying notes are an integral
part of the financial statements.
                KRUPP CASH PLUS LIMITED PARTNERSHIP

                     STATEMENTS OF CASH FLOWS
       For the Years Ended December 31, 1997, 1996 and 1995

                                  1997       1996         1995
Operating activities:
  Net income (loss)           $(3,880,000)$ 1,369,189 $1,423,555
  Adjustments to reconcile net
       income (loss) to net cash
     provided by operating
     activities:
   Depreciation                 2,222,517   2,044,485  2,039,578
       Provisions for losses on
       real estate              4,689,099        -           -
          Amortization of MBS
          premium, net              3,004       1,396      1,972
       Changes in assets and
          liabilities:
          Decrease in other
            assets                 49,700     165,621     51,507
          Decrease in accounts
            payable                (3,144)     (2,949)    (4,127)
          Increase (decrease) in
            due to affiliates      (26,735)     26,735       -
          Increase (decrease) in
            accrued expenses and
            other liabilities     13,951     (120,424)    112,789

               Net cash provided
                 by operating
                 activities     3,068,392   3,484,053  3,625,274

Investing activities:
  Additions to fixed assets   (4,548,156)    (870,133)(1,096,494)
  Increase (decrease) in accounts
     payable for fixed asset
     additions                (42,759)     42,759       (347,625)
  Principal collections on MBS741,974         777,054     574,060

            Net cash used in
            investing
            activities         (3,848,941)    (50,320)  (870,059)

Financing activity:
 Cash distributions            (2,240,831) (2,232,020)(2,233,231)

Net increase (decrease) in cash
 and cash equivalents          (3,021,380)  1,201,713     521,984


Cash and cash equivalents,
 beginning of year              4,043,066   2,841,353  2,319,369

Cash and cash equivalents,
 end of year                  $ 1,021,686 $ 4,043,066$ 2,841,353





Continued
               KRUPP CASH PLUS LIMITED PARTNERSHIP

               STATEMENTS OF CASH FLOWS, Continued
      For the Years Ended December 31, 1997, 1996 and 1995


Supplemental schedule of noncash investing and financing activities:

                                  1997        1996       1995

 Unrealized holding gains on MBS
   (Note E)                   $   169,521   $  -   $    -

















































The accompanying notes are an integral
             part of the financial statements.
              KRUPP CASH PLUS LIMITED PARTNERSHIP

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

On December 2, 1997, Berkshire Realty
Enterprise Limited Partnership, an affiliate of the General Partners, as agent for the Partnership entered into an Agreement of Sale to sell all of the remaining Partnership's properties to Kejack, Inc. and its permitted assigns, which are unaffiliated third parties.
The Partnership's properties were included in a package with eleven other properties owned by affiliates of the General Partners. The transaction was consummated subsequent to year end, on January 30, 1998 (see Note L).

The sale is considered a Terminating Capital
Transaction as defined by the Partnership
Agreement. Accordingly, the General Partners expect to liquidate and distribute the remaining assets of the Partnership in 1998.
All distributions of net cash proceeds from the Terminating Capital Transaction shall be governed by Section 8.3 (b) of the Partnership
Agreement.

B.Significant Accounting Policies

The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes
(see Note K).

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

                           Continued

              KRUPP CASH PLUS LIMITED PARTNERSHIP

           NOTES TO FINANCIAL STATEMENTS, Continued


B.Significant Accounting Policies, Continued

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

Depreciation

Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:


Buildings and improvements      3 to 25 years

Appliances, carpeting and equipment      3 to
8 years

Tenant improvements are depreciated over the life of the related lease.

Mortgage-Backed Securities

At December 31, 1997, MBS are classified as available-for-sale securities and are carried at market value due to the forthcoming sale of all the Partnership's properties (see Notes E and L). The market value of MBS is determined based on quoted market prices. At December 31, 1996, MBS were classified as held-to-maturity securities and carried at amortized cost.
Premiums or discounts are amortized over the life of the underlying mortgages using the effective yield method.

Income Taxes

The Partnership is not liable for federal or state income taxes as Partnership income is allocated to the Partners for income tax purposes. In the event that the Partnership's tax returns are examined by the Internal
Revenue Service or state taxing authority and the examination results in a change in Partnership taxable income, such change will be reported to the Partners.

C.   Cash and Cash Equivalents

  Cash and cash equivalents at December 31, 1997 and 1996 consisted of the following:

                                         December 31,
                                     1997        1996

     Cash and money market accounts$1,021,686 $  579,264
     Commercial paper                   -      3,463,802

                                  $1,021,686  $4,043,066

 Continued
              KRUPP CASH PLUS LIMITED PARTNERSHIP

           NOTES TO FINANCIAL STATEMENTS, Continued


D. Provisions for Losses on Real Estate

In accordance with Financial Accounting
Standard No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-
Lived Assets to Be Disposed Of", the
Partnership recorded valuation provisions for losses on its real estate assets of $4,689,099 at December 31, 1997. These provisions represent the difference between carrying values and selling prices less estimated costs to sell as a result of the forthcoming sale of the Partnership's properties subsequent to year end (see Note L). As these assets are held for sale, the Partnership discontinued depreciation.

E.Mortgage-Backed Securities

The MBS held by the Partnership are issued by both the Federal Home Loan Mortgage
Corporation and the Government National
Mortgage Association.  The following is
additional information on the MBS held as of December 31, 1997 and 1996:

                          1997               1996
Face Value             $3,785,509         $4,357,962

Amortized Cost         $3,628,268         $4,373,246

Estimated Market Value $3,798,000         $4,516,000

Coupon rates of the MBS range from 8.5% to 9.0% per annum and mature in the years 2008 through 2017. The Partnership's MBS portfolio had gross unrealized gains of $169,521 and $142,952 at December 31, 1997 and 1996,
respectively and no unrealized losses.

In accordance with Financial Accounting
Standard No. 115, "Accounting for Certain
Investments in Debt and Equity Securities", unrealized holding gains and losses for available-for-sale securities are reported as a separate component of equity until realized.
At December 31, 1997, the Partnership recorded unrealized holding gains of $169,521 on its MBS investments to adjust to market value, based on quoted market prices.

F.   Accrued Expenses and Other Liabilities

  Accrued expenses and other liabilities consisted of the following at December 31, 1997 and 1996:

                                              December 31,
                                          1997        1996

  Accrued real estate taxes            $588,000     $582,835
Deferred income and other accrued expenses 214,043   211,606
  Tenant security deposits               55,293       48,944
                                       $857,336     $843,385









Continued
KRUPP CASH PLUS LIMITED PARTNERSHIP

           NOTES TO FINANCIAL STATEMENTS, Continued



G.   Partners' Equity

     Under the Partnership Agreement, profits or losses from Partnership operations and Distributable Cash Flow are allocated 98% to the Unitholders and Corporate Limited
     Partner (the "Limited Partners") based on
     Units held, and 2% to the General
     Partners. Profits arising from a capital transaction will be allocated in the same manner as net cash proceeds (described below). Losses from a capital transaction will be allocated 98% to the Limited Partners and 2% to the General
     Partners.

     Upon the occurrence of a capital
     transaction, net cash proceeds will be
     distributed as follows:  1) to the
     Limited Partners until they have received a return of their total invested capital;
     2) to the General Partners until they
     have received a return of their total
     invested capital; 3) to the Limited
     Partners until the Limited Partners have received any deficiency in their 12% cumulative return on invested capital through fiscal years prior to the date of the capital transaction; 4) to the General Partners until amounts allocated under items three and four have been paid in an 85% - 15% ratio, and 5) 85% to the Limited Partners and 15% to the General
     Partners.

     Upon the occurrence of a terminating
     capital transaction, as defined in the
     Partnership Agreement, proceeds will be
     applied to the payment of all debts and
     liabilities of the Partnership then due
     and then fund any reserves for contingent liabilities. Remaining net cash proceeds will then be distributed first, to each class of Partners, the aggregate of the then positive balances in the capital accounts of the Partners of such class, second, to the Limited Partners until the aggregate of the positive balances in the capital accounts of the Limited Partners is equal to their invested capital, third, to the General Partners until the aggregate of the positive balances in the capital accounts of the General Partners is equal to their invested capital, fourth, to the Limited Partners until they have received any deficiency in the 12% cumulative return on invested capital through fiscal years prior to the date of the terminating capital transaction, fifth, to the General Partners until they have received an amount necessary so that the amounts of net cash proceeds whenever allocated under number three and number four are in the ratio of 85 to 15, and sixth, 85% to the Limited Partners and 15% to the General Partners.

  As of December 31, 1997, the following cumulative Partner contributions and allocations have been made since inception of the Partnership:

          Corporate                 Unrealized
          Limited      General     Holding Gains
         Unitholders   Partner      Partners   on MBS             Total

Capital contributions $ 79,934,364$ 2,000  $   3,000      $ -  $ 79,939,364

Syndication costs  (9,755,749)        -        -           -     (9,755,749)

Note distributions (7,149,821)        (179)    -           -     (7,150,000)

   Unrealized holding
       gains on MBS           -       -        -        169,521     169,521

   Net income           18,642,833  491    380,472         -     19,023,796

   Cash distributions (50,485,401) (1,303) (667,086)       -    (51,153,790)

   Total at
   December 31, 1997  $ 31,186,226$ 1,009  $(283,614)$   169,521 $ 31,073,142

Continued
                    KRUPP CASH PLUS LIMITED PARTNERSHIP

                 NOTES TO FINANCIAL STATEMENTS, Continued


H.Related Party Transactions

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

  Amounts accrued or paid to the General Partners' affiliates during the years ended December 31, 1997, 1996 and 1995 were as follows:

                                   1997      1996        1995
       Management fees           $287,972  $285,203    $305,150

       Expense reimbursements     380,557   361,818     274,148

          Charged to operations  $668,529  $647,021    $579,298

  Due to affiliates consisted of expense reimbursements of $26,735 at December 31, 1996.

I.   Future Base Rents Due Under Commercial
     Operating Leases

As a result of the sale of the Partnership's properties subsequent to year end, all commercial operating leases were assumed by the buyer (see Note L).

J.  Ground Lease

    The Partnership is subject to a ground
    lease for a parcel of land adjoining
    Luria's Plaza.  The initial term of the
    non-cancelable operating lease is twenty years commencing October 1, 1987. During the first ten-year period of the lease, annual rent will be $24,048, payable in equal monthly installments, and during the second ten-year period the annual rent will be $28,248, payable in equal monthly installments. The lease also provides for its renewal under four five-year option periods. Total rental expense related to the ground lease, charged to operations for the years ended
    December 31, 1997, 1996 and 1995 was
    $25,098, $24,048 and $24,048,
    respectively.  Under the terms of the
    ground lease, the lessee may assign its
    rights to a subsequent purchaser of the
    property (see Note L).



















Continued
              KRUPP CASH PLUS LIMITED PARTNERSHIP

           NOTES TO FINANCIAL STATEMENTS, Continued




K.  Federal Income Taxes

    For federal income tax purposes, the
    Partnership is depreciating its property using the accelerated cost recovery system ("ACRS") and the modified accelerated cost recovery system
    ("MACRS") depending on which is
    applicable.

     The reconciliation of the income (loss)
     for each year reported in the
     accompanying Statement of Operations with the income reported in the Partnership's
     1997, 1996 and 1995 federal income tax
     return is as follows:

                             1997          1996             1995

 Net income (loss) per Statement of
 Operations             $(3,880,000) $1,369,189          $1,423,555

     Difference in book to tax rental
      income                80,210         9,669             49,739

     Difference in book to tax
     depreciation          441,231     337,309    360,866

Difference in book to tax fixed
 asset revaluation    4,689,099           -           -

   Net income for federal income
     tax purposes  $ 1,330,540      $1,716,167 $1,834,160

   The allocation of the net income for federal income tax purposes for 1997 is as follows:
                          Passive    Portfolio
                          Income      Income      Total
 Unitholders             $  712,744 $  591,153  $1,303,897

 Corporate Limited Partner       18         15          33

   General Partners          14,545     12,065      26,610
                         $  727,307 $  603,233  $1,330,540

           For the years ended December 31,
           1997, 1996 and 1995 the average per
           Unit income to the Unitholders for
           federal income tax purposes was
           $.33, $.42 and $.45, respectively.

           The basis of the Partnership's
           assets for financial reporting
           purposes is less than its tax basis
           by approximately $5,497,000 and
           $656,900 at December 31, 1997 and
           1996, respectively.  The basis of
           the Partnership's liabilities for
           financial reporting purposes
           exceeds its tax basis by
           approximately $85,000 and $0 at
           December 31, 1997 and 1996,
           respectively.













Continued
                KRUPP CASH PLUS LIMITED PARTNERSHIP

             NOTES TO FINANCIAL STATEMENTS, Continued



L. Subsequent Events

The sale of the Partnership's remaining
properties, as discussed in Note A, was
consummated on January 30, 1998. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $31,247,100 for the sale of its properties, less its share of the closing costs. The ground lease, discussed in Note J, was assigned to the buyer in conjunction with the sale.

The sale is considered a Terminating Capital
Transaction as defined by the Partnership
Agreement. Accordingly, the General Partners expect to liquidate and distribute the remaining assets of the Partnership in 1998.
All distributions of net cash proceeds from the Terminating Capital Transaction shall be governed by Section 8.3(b)of the Partnership
Agreement as discussed above in Note G.

As a result of the sale of all the
Partnership's properties on January 30, 1998, the Partnership filed a report on Form 8-K on February 2, 1998.













































               KRUPP CASH PLUS LIMITED PARTNERSHIP

     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                        December 31, 1997


Costs Capitalized  Initial Costs to     Subsequent to         Partnership
      Acquisition
                                      Buildings &              Buildings &
    Description             Land      Improvements    Land     Improvements

Luria's Plaza
Vero Beach, FL           $2,083,350   $11,770,671  $ 200,000   $ 3,074,086

High Point National
Furniture Mart
High Point, NC              823,136    14,364,251       -        3,889,771

Tradewinds Shopping Center
Hanover Park, IL          1,523,520     7,080,990       -        5,989,253

      Total              $4,430,006   $33,215,912   $200,000   $12,953,110

                   Gross Amounts Carried at
                             End of Year
  Accumulated
    Depreciation             Buildings                and        Year and
    Valuation Construction                                      Year
   Description       Land   Improvements   Total    Provisions  Completed
    Acquired

Luria's Plaza
Vero Beach, FL  $2,283,350  $14,844,757 $17,128,107 $9,659,107   1984   1985

High Point National
Furniture Mart
High Point, NC     823,136   18,254,023  19,077,159  8,537,500   1964   1986

Tradewinds Shopping
Center
Hanover Park, IL 1,523,520   13,070,242  14,593,762  6,057,762   1969   1986

   Total        $4,630,006  $46,169,022 $50,799,028$24,254,369

















                         Continued
               KRUPP CASH PLUS LIMITED PARTNERSHIP

    SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION -
Continued
                        December 31, 1997



Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1997:

Real Estate                   1997       1996         1995

Balance at beginning of year$46,250,872$45,380,739 $44,284,245

Improvements                4,548,156     870,133    1,096,494

Balance at end of year    $50,799,028 $46,250,872  $45,380,739



                              1997       1996         1995

Balance at beginning of year$17,342,753$15,298,268 $13,258,690

Property revaluation        4,689,099         -           -

Depreciation expense        2,222,517   2,044,485    2,039,578

Balance at end of year    $24,254,369 $17,342,753  $15,298,268

The aggregate cost for
federal income tax purposes at December 31, 1997 is $51,228,677 and the aggregate accumulated depreciation for federal income tax purposes was $18,896,993 for the year ended December 31, 1997.