Form 10-Q
period 1998-03-31
KRUPP CASH PLUS LTD PARTNERSHIP
filed 1998-05-14
CIK 768175

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q
(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
  15(d) OF THE SECURITIES EXCHANGE ACT OF
  1934

For the quarterly period ended    March 31,
1998

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

KRUPP CASH PLUS LIMITED PARTNERSHIP

BALANCE SHEETS

                                        ASSETS

                                         March 31,  December 31,
                                           1998         1997

Real estate assets:
 Retail centers (Note 3)                $       -   $26,544,659

 Mortgage-backed securities ("MBS"),
 net of accumulated amortization (Note 7)  3,624,459  3,797,789

    Total real estate assets              3,624,459  30,342,448

Cash and cash equivalents (Note 2)       30,044,061   1,021,686
Other assets                                426,843     566,679

    Total assets                        $34,095,363 $31,930,813


                LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accounts payable                       $     1,031 $       335
 Due to affiliates (Note 8)                  35,025        -
 Accrued expenses and other
   liabilities (Note 5)                     116,529     857,336

    Total liabilities                       152,585     857,671

Partners' equity (deficit) (Note 6):
  Limited Partners (4,000,000 Units
  outstanding)                           34,049,539  31,186,226
  Corporate Limited Partner (100 Units
  outstanding)                                1,080       1,009
  General Partners                         (285,655)   (283,614)
 Unrealized holding gains on MBS (Note 7)    177,814    169,521

    Total Partners' equity               33,942,778  31,073,142

    Total liabilities and Partners'
      equity                            $34,095,363 $31,930,813






             The accompanying notes are an integral
                part of the financial statements.

               KRUPP CASH PLUS LIMITED PARTNERSHIP

                    STATEMENTS OF OPERATIONS


                                          For the Three Months
                                             Ended March 31,
                                           1998        1997

Revenue:
 Rental                                 $  579,497  $1,452,013
 Interest income - MBS (Note 7)             74,045      91,910
 Interest income - other                   281,238      60,406

    Total revenue                          934,780   1,604,329


Expenses:
 Operating (Note 8)                        215,218     280,305
 Maintenance                                36,506      74,296
 General and administrative (Note 8)        79,915      98,355
 Real estate taxes                          85,998     304,458
 Management fees (Note 8)                   24,736      71,645
 Depreciation                                 -        498,150

    Total expenses                         442,373   1,327,209

Income before gain on sale of properties   492,407     277,120

Gain on sale of properties (Note 3)      2,930,843        -

Net income                              $3,423,250  $  277,120

Allocation of net income (Note 6):

 Unitholders (4,000,000 Units outstanding):
 Income before gain on sale of properties$ 482,547  $  271,571
    Gain on sale of properties           2,930,770        -
    Net income                          $3,413,317  $  271,571

 Per Unit of Depositary Receipt:
 Income before gain on sale of properties$     .12  $      .07
    Gain on sale of properties                 .73        -
    Net income                          $      .85  $      .07

 Corporate Limited Partner
    (100 Units outstanding):
    Income before gain on sale of properties$   12  $        7
    Gain on sale of properties                  73        -
    Net income                          $       85  $        7

 General Partners:
 Income before gain on sale of properties$   9,848  $    5,542
    Gain on sale of properties                -           -
    Net income                          $    9,848  $    5,542






             The accompanying notes are an integral
             part of the financial statements.
               KRUPP CASH PLUS LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS



                                           For the Three Months

                                                Ended March 31,

                                               1998       1997


Operating activities:
 Net income                                $ 3,423,250$  277,120
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                   -     498,150
   Amortization of MBS premium, net                815    (150)
   Gain on sale of properties               (2,930,843)       -
     Changes in assets and liabilities:
     Decrease (increase) in other assets        57,564   (3,249)
     Increase in accounts payable                  696   12,145
     Increase (decrease) in due to affiliates   35,025  (26,735)
      Increase (decrease) in accrued expenses
      and other liabilities                   (740,807)    536,659

      Net cash provided by (used in)
       operating activities                   (154,300)  1,293,940

Investing activities:
 Additions to fixed assets                    (627,911)       -
 Decrease in accounts payable
  for fixed asset additions                      -       (41,963)
 Principal collections on MBS                  180,808     54,814
 Proceeds from sale of property, net        30,185,685       -

 Net cash provided by investing activities 29,738,582       12,851

Financing activity:
 Distributions                               (561,907)   (557,791)

Net increase in cash and cash equivalents   29,022,375    749,000

Cash and cash equivalents, beginning of period1,021,686  4,043,066

Cash and cash equivalents, end of period   $30,044,061$4,792,066



Supplemental schedule of noncash investing and financing activities:

 Unrealized holding gains on MBS (Note 7)  $     8,293$      -











             The accompanying notes are an integral
             part of the financial statements.
               KRUPP CASH PLUS LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS



(1)Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Cash Plus
Limited Partnership (the "Partnership"), the disclosures contained in this Report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments
(consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1998, and its results of operations and cash flows for the three months ended March 31, 1998 and 1997.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's
Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)Cash and Cash Equivalents

Cash and cash equivalent consisted of the following:


March 31, December 31,          1998   1997

Cash and money market accounts

$1,356,483$1,021,686

Commercial paper     28,687,578      -

                     $30,044,061$1,021,686

(3)Sale of Properties

On January 30, 1998 the Partnership sold its remaining properties to unaffiliated third parties. The Partnership's properties were included in a package with eleven other properties owned by affiliates of the General
Partners. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $31,247,100, less its share of closing costs of $1,061,415. For financial reporting purposes, the Partnership realized a gain of $2,930,843 on the sale.
The gain was calculated as the difference between the properties' selling prices less net book value of the properties and closing costs.










                            Continued

KRUPP CASH PLUS LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued



(4)Provision for Losses on Real Estate

In accordance with Financial Accounting
Standard No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-
Lived Assets to Be Disposed Of", the
Partnership recorded valuation provisions for losses on its real estate assets of $4,689,099 at December 31, 1997. These provisions represented the difference between carrying values and selling prices less estimated costs to sell as a result of the sale of the Partnership's properties on January 30, 1998
(see Note 3).


(5)    Accrued Expenses and Other Liabilities

   Accrued expenses and other liabilities consisted of the following:

                                         March 31, December 31,
                                           1998       1997

      Accrued real estate taxes        $      -    $   588,000
      Deferred income and other accrued
        expenses                          104,640      214,043
      Tenant security deposits               -          55,293
      Distributions payable                11,889         -

                                       $  116,529  $   857,336

(6)    Changes in Partners' Equity

   A summary of changes in Partners' equity (deficit) for the three months ended March 31, 1998 is as follows:

                                              Unrealized
                               Corporate          Holding
                                Limited          General    Gains on
                   Unitholders  Partner  Partner   MBS        Total

Balance at
December 31, 1997$ 31,186,226 $ 1,009  $(283,614)$ 169,521$ 31,073,142

Income before gain on
 sale of properties    482,547     12       9,848      -       492,407

Gain on sale of
 properties           2,930,770    73        -        -      2,930,843

Unrealized Holding
 Gains on MBS              -        -        -      8,293        8,293

Distributions          (550,004)   (14)  (11,889)     -       (561,907)

Balance at
 March 31, 1998    $ 34,049,539$   1,080$(285,655)$ 177,814  $33,942,778

   The distributions payable to the General Partners totaled
$11,889 and were included in accrued expenses and other liabilities at March 31, 1998.


                            Continued

KRUPP CASH PLUS LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued



(7) Mortgage Backed Securities

    The MBS held by the Partnership were issued by the Federal
    Home Loan Mortgage Corporation and the Government National
    Mortgage Association. The following is additional information on the MBS held:

                                         March 31,  December 31,
                                           1998         1997


      Face Value                        $3,435,180  $ 3,785,509

      Amortized Cost                    $3,446,645  $ 3,628,268

      Estimated Market Value            $3,624,000  $ 3,798,000

Coupon rates of the MBS ranged from 8.5% to 9.0% per annum and were due to mature in the years 2008 through 2017.

In accordance with Financial Accounting
Standard No. 115, "Accounting for Certain
Investments in Debt and Equity Securities", unrealized holding gains and losses for available-for-sale securities are reported as a component of equity until realized. At
March 31, 1998 and December 31, 1997, the
Partnership had unrealized holding gains of $177,814 and $169,521, respectively on its MBS investments to adjust to market value, based on quoted market prices.

(8)Related Party Transactions
The Partnership paid property management fees to an affiliate of the General Partners for management services. Payment of these fees ended in conjunction with the sale of the Partnership's properties on January 30, 1998
(see Note 3). Pursuant to the agreements, management fees were payable monthly at a rate of up to 6% of the gross receipts, net of leasing commissions, from commercial properties under management. The Partnership continues to reimburse affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership, including administrative expenses.


Amounts accrued or paid to the General
Partners' affiliates were as
follows:

                             For the Three Months
                                Ended March 31,
                               1998      1997

       Property management
          fees               $ 24,736  $ 71,645

       Expense
          reimbursements       93,398    87,320

          Charged to
            operations       $118,134  $158,965




                            Continued
KRUPP CASH PLUS LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued



(8) Related Party Transactions, Continued

Due to affiliates consisted of expense
reimbursements of $35,024 at March 31, 1998.

In addition to the amounts above, costs paid to the General Partners' affiliates associated with the sale of the Partnership's remaining properties were $250,667 during the three months ended March 31, 1998.

(9) Subsequent Event

On April 29, 1998, the General Partners sold the Partnership's MBS portfolio to unaffiliated third parties for $3,583,068.






























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

Liquidity and Capital Resources

Based upon the General Partners' assessment of the current and future market conditions, the capital improvements necessary to remain competitive in the properties' markets and the Partnership's capital resources, the General
Partners determined that it was in their best interests, and that of their respective investors, to sell all the Partnership's properties. On January 30, 1998, the
Partnership sold all of its properties to unaffiliated third parties. The properties were included in a package with eleven other properties owned by affiliates of the General
Partners. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $31,247,100 for the sale of its properties, less its share of the closing costs of $1,061,415 (see Note 3). The sale of the properties is considered a Terminating Capital Transaction, as defined by the Partnership Agreement.

The Partnership anticipates making a special distribution of $6.80 per Unit in the second quarter of 1998, based upon approximately 80% of the proceeds of the sale and estimated liquidation value of remaining Partnership assets. Once all necessary reserves and contingent liabilities are funded, the remaining proceeds will be distributed. All
Partnership affairs are expected to be
completed by year-end.

The Partnership held MBS that were guaranteed by the Government National Mortgage
Association ("GNMA") and the Federal Home Loan
Mortgage Corporation ("FHLMC").  At March 31,
1998 and December 31, 1997, the Partnership had unrealized holding gains on its MBS of $177,814 and $169,521, respectively to adjust the investments to market value (see Note 7).
Subsequent to March 31, 1998, the General Partners sold the Partnership's MBS portfolio to unaffiliated third parties (see Note 9).





















KRUPP CASH PLUS LIMITED PARTNERSHIP



Operations

The following discussion relates to the
operations of the Partnership for the three months ended March 31, 1998 and 1997. The sale of the Partnership's properties (High
Point National Furniture Mart, Tradewinds
Shopping Center and Luria's Plaza) on January
30, 1998, significantly impacts the
comparability of the Partnership's operations between the two periods.

Net income for the three months ended March
31, 1998 as compared to the three months ended
March 31, 1997, net of activity of the
Partnership's sold properties, increased as total revenue increased and total expenses decreased. Total revenue increased due to higher average cash and cash equivalent balances available for investment, as a result of the sale of the Partnership's properties on January 30, 1998. Proceeds of approximately
$30,186,000 were received from the sale.

Total expenses for the three months ended
March 31, 1998, net of activity of the
Partnership's sold properties, decreased when compared to the same period in 1997, due to a decrease in general and administrative expense. This decrease is the result of legal costs incurred in 1997 which related to unsolicited tender offers to purchase Units of Depository Receipts.

KRUPP CASH PLUS LIMITED PARTNERSHIP

PART II - OTHER INFORMATION





Item 1.             Legal Proceedings

Response:  None

Item 2.             Changes in Securities

Response:  None

Item 3.             Defaults upon Senior
                    Securities

Response:  None

Item 4.             Submission of Matters
to a                Vote of Security
Holders

Response:  None

Item 5.             Other Information

Response:  None

Item 6.             Exhibits and Reports on
Form                8-K

(a)Exhibits
                        Response:  None

(b)Reports on Form 8-K

Date       Event Reported  Financial
Statements Filed

January 30, 1998 Disposition of the Pro
Forma Balance Sheet at Partnership's
remaining September 30, 1997.
properties

Pro Forma Statements of Operations for the nine months ended September 30, 1997 and for the year ended December 31, 1996.

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





Date: May 13, 1998