Form 10-Q
period 1998-06-30
KRUPP CASH PLUS LTD PARTNERSHIP
filed 1998-08-13
CIK 768175

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q
(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
  15(d) OF THE SECURITIES EXCHANGE ACT OF
  1934

For the quarterly period ended   June 30, 1998

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

KRUPP CASH PLUS LIMITED PARTNERSHIP

BALANCE SHEETS


ASSETS

                                           Unaudited
                                          June 30,  December 31,
                                            1998        1997

Real estate assets:
 Retail centers (Note 3)                $      -    $26,544,659
 Mortgage-backed securities ("MBS"), net
  of accumulated amortization and
  unrealized holding gains (Note 6)            -      3,797,789

    Total real estate assets                   -     30,342,448

Cash and cash equivalents (Note 2)        6,860,273   1,021,686
Other assets                                 89,977     566,679

    Total assets                        $ 6,950,250 $31,930,813


LIABILITIES AND PARTNERS' EQUITY


Accrued expenses and other liabilities (Note 4)$93,031$   857,671

Partners' equity (deficit) (Note 5):
  Unitholders (4,000,000 Units outstanding)  7,140,469   31,186,226
  Corporate Limited Partner (100 Units
  outstanding)                                  408       1,009
  General Partners                         (283,658)   (283,614)
  Unrealized holding gains on MBS (Note 6)     -        169,521

    Total Partners' equity                6,857,219  31,073,142

    Total liabilities and Partners'
        equity                          $ 6,950,250 $31,930,813











             The accompanying notes are an integral
             part of the financial statements.
               KRUPP CASH PLUS LIMITED PARTNERSHIP

                    STATEMENTS OF OPERATIONS

(Unaudited)

                         For the Three Months  For the Six Months
                           Ended June 30,          Ended June 30,

                         1998         1997       1998       1997


Revenue:
  Rental               $     -     $1,452,943 $  579,497$2,904,956
  Interest income - MBS
   (Note 6)                 9,988      86,814     84,033   178,724
  Interest income - other 352,058      67,111    633,296   127,517

   Total revenue          362,046   1,606,868  1,296,826 3,211,197


Expenses:
  Operating (Note 7)      194,939     335,879    410,157   616,184
  Maintenance                 980      78,867     37,486   153,163
  General and administra-
   tive (Note 7)           66,206     101,262    146,121   199,617
  Real estate taxes            40     246,810     86,038   551,268
  Management fees (Note 7)   -         70,193     24,736   141,838
  Depreciation               -        507,262       -    1,005,412

   Total expenses         262,165   1,340,273    704,538 2,667,482

     Income before gain on
   sale of properties and
   MBS                     99,881     266,595    592,288   543,715

     Gain on sale of
   properties (Note 3)      6,963        -     2,937,806      -

     Gain on sale of
    MBS (Note 6)          186,092        -       186,092      -


Net income             $  292,936  $  266,595 $3,716,186$  543,715

Allocation of net income
  (Note 5):

  Unitholders (4,000,000
   Units outstanding):
    Income before gain
    on sale of properties
    and MBS            $   97,881  $  261,256 $  580,428$  532,827
   Gain on sale of
    properties              6,963        -     2,937,733      -
   Gain on sale of MBS    186,087        -       186,087      -


     Net income        $  290,931  $  261,256 $3,704,248 $  532,827








Continued
               KRUPP CASH PLUS LIMITED PARTNERSHIP

                    STATEMENTS OF OPERATIONS

(Unaudited)

             For the Three Months       For the Six Months
                Ended June 30,      Ended June 30,
              1998         1997       1998        1997

  Per Unit of Depositary
   Receipt:
      Income before gain on
      sale of properties
      and MBS          $ .02   $.06      $.15       $.13
     Gain on sale of
     properties           -      -        .73        -
     Gain on sale of MBS .05     -        .05        -


      Net income       $      .07  $      .06 $      .93$      .13

  Corporate Limited Partner
   (100 Units outstanding):
     Income before gain on
      sale of properties
      and MBS          $        2  $        6 $       15$       13
     Gain on sale of
      properties             -           -            73      -
     Gain on sale of MBS         5       -             5      -


      Net income       $        7  $        6 $       93$       13

  General Partners:
   Income before gain on
     sale of properties
      and MBS          $    1,998  $    5,333 $   11,845$   10,875
     Gain on sale of
      properties             -           -          -         -
     Gain on sale of MBS     -           -          -         -


    Net income         $    1,998  $    5,333 $   11,845$   10,875




















The accompanying notes are an integral
             part of the financial statements.
               KRUPP CASH PLUS LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS

(Unaudited)

                                             For the Six Months
                                                Ended June 30,

                                              1998         1997

Operating activities:
  Net income                              $ 3,716,186  $   543,715
  Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                               -       1,005,412
      Amortization of MBS premium, net           -             961
      Gain on sale of MBS                    (186,092)       -
      Gain on sale of properties           (2,937,806)       -
      Changes in assets and liabilities:
       Decrease (increase) in other assets    394,430     (109,771)
       Decrease in due to affiliates             -         (26,735)
       Increase (decrease) in accrued expenses
          and other liabilities              (764,640)    249,377

            Net cash provided by operating
               activities                     222,078    1,662,959

Investing activities:
  Additions to fixed assets                  (620,948)    (91,079)
  Decrease in accrued expenses and other
     liabilities for fixed asset additions       -         (10,564)
  Principal collections on MBS                231,292      293,974
  Proceeds from sale of MBS                 3,583,068         -
  Proceeds from sale of properties, net    30,185,685         -

            Net cash provided by investing
               activities                  33,379,097      192,331

Financing activity:
  Distributions                           (27,762,588) (1,123,555)

Net increase in cash and cash equivalents   5,838,587      731,735

Cash and cash equivalents, beginning of period 1,021,686  4,043,066

Cash and cash equivalents, end of period  $ 6,860,273  $ 4,774,801














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

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1998, its results of operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997.

The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)   Cash and Cash Equivalents

   Cash and cash equivalents consisted of the following:

                                        June 30,    December 31,
                                          1998          1997

      Cash and money market accounts  $  888,523    $ 1,021,686
      Commercial paper                 5,971,750          -

                                      $6,860,273    $ 1,021,686

(3)Sale of Properties

On January 30, 1998, the Partnership sold its remaining properties to unaffiliated third parties. The Partnership's properties were included in a package with eleven other properties owned by affiliates of the General
Partners. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $31,247,100, less its share of closing costs of $1,061,415. For financial reporting purposes, the Partnership realized a gain of $2,937,806 on the sale.
The gain was calculated as the difference between the properties' selling prices less net book value of the properties and closing costs.











Continued
KRUPP CASH PLUS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS, Continued




(4) Accrued Expenses and Other Liabilities

   Accrued expenses and other liabilities consisted of the following:

                                         June 30, December 31,
                                           1998       1997

      Accrued real estate taxes        $ -        $ 588,000
      Deferred income and other accrued
        expenses                           92,906      214,043
      Tenant security deposits               -          55,293
      Accounts payable                        125          335

                                       $   93,031  $   857,671

(5)   Changes in Partners' Equity

   A summary of changes in Partners' equity (deficit) for the six months ended June 30, 1998 is as follows:

                                               Unrealized
                                 Corporate              Holding
                                 Limited     General    Gains on
                    Unitholders  Partner     Partners   MBS         Total

Balance at
  December 31, 1997 $31,186,226  $ 1,009     $(283,614) $169,521  $31,073,142

Income before gains on
  sale of properties
  and MBS              580,428       15         11,845     -         592,288

Unrealized holding
 gains on MBS             -           -           -    (169,521)    (169,521)

Gain on sale of
  properties         2,937,733          73        -        -       2,937,806

Gain on sale of MBS    186,087           5        -        -         186,092

Distributions:

  Operations              (550,004)   (14)     (11,889)    -        (561,907)
  Capital Transaction  (27,200,001)  (680)        -        -     (27,200,681)

Balance at
  June 30, 1998       $  7,140,469$   408    $(283,658)    -     $ 6,857,219










Continued
KRUPP CASH PLUS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS, Continued



(6)Mortgage Backed Securities

On April 29, 1998, the General Partners sold the Partnership's MBS portfolio to unaffiliated third parties for $3,583,068.For financial reporting purposes, the Partnership recognized a gain of $186,092 on the sale.
The gain was calculated as the difference between the selling price and net book value of the MBS.

The MBS held by the Partnership were issued by the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.
At December 31, 1997, the MBS had a total face value, amortized cost and estimated market value of $3,785,509, $3,628,268 and
$3,798,000, respectively. Coupon rates of the MBS ranged from 8.5% to 9.0% per annum and were scheduled to mature in the years 2008 through 2017. At December 31, 1997, the
Partnership's MBS portfolio had unrealized holding gains of $169,521 on its MBS investments to adjust to market value, based on quoted market prices.

(7)Related Party Transactions

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

Amounts accrued or paid to the General
Partners' affiliates were as follows:

                For the Three Months    For the Six Months
                 Ended June 30,            Ended June 30,
                  1998        1997        1998        1997

Property management fees -  $ 70,193   $24,736  $141,838

Expense reimbursements   60,757 100,285 154,155  187,605

Charged to operations  $ 60,757$170,478$178,891 $329,443

    In addition to the amounts above, costs paid to the General
    Partners'affiliates associated with the sale of the Partnership's remaining properties were $250,667 during the six months ended June 30, 1998.

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

Liquidity and Capital Resources

Based upon the General Partners'assessment of the current and future market conditions, the capital improvements necessary to remain competitive in the properties' markets and the Partnership's capital resources, the General
Partners determined that it was in their best interests, and that of their respective investors, to sell all the Partnership's properties. On January 30, 1998, the
Partnership sold all of its properties to unaffiliated third parties. The properties were included in a package with eleven other properties owned by affiliates of the General
Partners. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $31,247,100 for the sale of its properties, less its share of the closing costs of $1,061,415 (see Note 3). The sale of the properties is considered a Terminating Capital Transaction, as defined by the Partnership Agreement.

On May 15, 1998, the Partnership made a
special distribution of $6.80 per Unit based upon approximately 80% of the proceeds of the sale and estimated liquidation value of remaining Partnership assets. Once all necessary reserves and contingent liabilities are funded, the remaining proceeds will be distributed. All Partnership affairs are expected to be completed by year-end.

The Partnership held MBS that were guaranteed by the Government National Mortgage
Association and the Federal Home Loan Mortgage
Corporation.  On April 29, 1998, the General
Partners sold the Partnership's MBS portfolio to unaffiliated third parties. For financial reporting purposes, the Partnership recognized a gain of $186,092 from the sale. At December
31, 1997, the Partnership recorded unrealized holding gains on its MBS of $169,521 to adjust the investments to market value (see Note 6).























KRUPP CASH PLUS LIMITED PARTNERSHIP



Operations

The following discussion relates to the
operations of the Partnership for the three and six months ended June 30, 1998 and 1997.
The sale of the Partnership's properties (High
Point National Furniture Mart, Tradewinds
Shopping Center and Luria's Plaza) on January
30, 1998, and the sale of the Partnerships'
MBS portfolio on April 29, 1998, significantly impacts the comparability of the Partnership's operations between the periods.

Net income for the three and six months ended
June 30, 1998 as compared to the three and six months ended June 30, 1997, net of activity of the Partnership's sold properties and MBS portfolio, increased as total revenue increased and total expenses decreased. Total revenue increased due to higher average cash and cash equivalent balances available for investment, as a result of proceeds received from the sale of the Partnership's properties and MBS portfolio.

Total expenses for the three and six months ended June 30, 1998, net of activity of the Partnership's sold properties, decreased when compared to the same periods in 1997, due to a decrease in general and administrative expense. This decrease is the result of legal costs incurred in 1997 which related to unsolicited tender offers to purchase Units of Depositary Receipts.

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






Date: August 11, 1998