Form 10-Q
period 1998-09-30
KRUPP CASH PLUS LTD PARTNERSHIP
filed 1998-11-12
CIK 768175

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q
(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
  15(d) OF THE SECURITIES EXCHANGE ACT OF
  1934

For the quarterly period ended    September 30, 1998
                     OR

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

KRUPP CASH PLUS LIMITED PARTNERSHIP

BALANCE SHEETS


ASSETS

                                         (Unaudited)
                                        September 30,December 31,
                                            1998        1997

Real estate assets:
 Retail centers (Note 3)                $      -    $26,544,659
 Mortgage-backed securities ("MBS"), net
  of accumulated amortization and
  unrealized holding gains (Note 6)            -      3,797,789

    Total real estate assets                   -     30,342,448

Cash and cash equivalents (Note 2)        6,865,705   1,021,686
Other assets                                 93,989     566,679

    Total assets                        $ 6,959,694 $31,930,813


LIABILITIES AND PARTNERS' EQUITY



Accrued expenses and other liabilities (Note 4)$47,966 $ 857,671

Partners' equity (deficit) (Note 5):
  Unitholders (4,000,000 Units outstanding)  7,193,886 31,186,226
  Corporate Limited Partner (100 Units
  outstanding)                                  409       1,009
  General Partners                         (282,567)   (283,614)
  Unrealized holding gains on MBS (Note 6)       -       169,521

    Total Partners' equity                6,911,728  31,073,142

    Total liabilities and Partners'
        equity                          $ 6,959,694 $31,930,813










             The accompanying notes are an integral
             part of the financial statements.
               KRUPP CASH PLUS LIMITED PARTNERSHIP

                    STATEMENTS OF OPERATIONS

(Unaudited)

                         For the Three Months  For the Nine Months
                        Ended September 30,   Ended September 30,
                          1998         1997      1998       1997


Revenue:
  Rental               $     -     $1,345,323 $  579,497$4,250,279
  Interest income - MBS
   (Note 6)                  -         82,083     84,033   260,807
  Interest income - other135,724      74,551     769,020   202,068

   Total revenue          135,724   1,501,957  1,432,550 4,713,154


Expenses:
  Operating (Note 7)         -        225,248    410,157   841,432
  Maintenance                -         66,242     37,486   219,405
  General and administra-
   tive (Note 7)           81,215      73,600    227,336   273,217
  Real estate taxes          -        257,426     86,038   808,694
  Management fees (Note 7)   -         74,350    24,736   216,188
  Depreciation               -        522,376       -    1,527,788

   Total expenses          81,215   1,219,242   785,753   3,886,724

     Income before gain on
   sale of properties and
   MBS                     54,509    282,715     646,797   826,430

     Gain on sale of
   properties (Note 3)       -           -     2,937,806      -

     Gain on sale of
    MBS (Note 6)             -           -       186,092      -


Net income             $   54,509  $  282,715 $3,770,695$  826,430

Allocation of net income
  (Note 5):

  Unitholders (4,000,000
   Units outstanding):
    Income before gain
    on sale of properties
    and MBS            $   53,417  $  277,054 $  633,845$  809,881
   Gain on sale of
    properties               -           -     2,937,733      -
   Gain on sale of MBS       -           -       186,087      -


     Net income        $   53,417  $  277,054 $3,757,665 $  809,881








Continued
               KRUPP CASH PLUS LIMITED PARTNERSHIP

                    STATEMENTS OF OPERATIONS

(Unaudited)

                         For the Three Months  For the Nine Months
                        Ended September 30,    Ended September 30,

                          1998       1997        1998       1997


  Per Unit of Depositary
   Receipt:
  Income before gain on sale of properties
      and MBS           $    .01   $   .07 $         .16 $   .20
     Gain on sale of
      properties              -          -           .73      -
     Gain on sale of MBS      -          -           .05      -


      Net income       $      .01  $      .07 $      .94$      .20

  Corporate Limited Partner
   (100 Units outstanding):
     Income before gain on
      sale of properties
      and MBS          $     1     $        7 $       16$       20
     Gain on sale of
      properties             -           -            73      -
     Gain on sale of MBS     -           -             5      -


      Net income       $        1  $        7 $       94$       20

  General Partners:
   Income before gain on
     sale of properties
      and MBS          $    1,091  $    5,654 $   12,936$   16,529
     Gain on sale of
      properties             -           -          -         -
     Gain on sale of MBS     -           -          -         -


    Net income         $    1,091  $    5,654 $   12,936$   16,529




















The accompanying notes are an integral
             part of the financial statements.
               KRUPP CASH PLUS LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS

(Unaudited)

                                             For the Nine Months
                                              Ended September 30,

                                              1998         1997

Operating activities:
  Net income                              $ 3,770,695  $   826,430
  Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                               -       1,527,788
      Amortization of MBS premium, net           -           1,885
      Gain on sale of MBS                    (186,092)       -
      Gain on sale of properties           (2,937,806)       -
      Changes in assets and liabilities:
       Decrease (increase) in other assets    390,418     (115,716)
       Decrease in due to affiliates             -         (26,735)
       Increase (decrease) in accrued expenses
          and other liabilities              (809,705)    587,344

            Net cash provided by operating
               activities                     227,510    2,800,996

Investing activities:
  Additions to fixed assets                  (620,948)   (731,821)
  Decrease in accrued expenses and other
     liabilities for fixed asset additions       -         (42,759)
  Principal collections on MBS                231,292      502,081
  Proceeds from sale of MBS                 3,583,068         -
  Proceeds from sale of properties, net    30,185,685         -

            Net cash provided by (used in)
               investing activities        33,379,097     (272,499)

Financing activity:
  Distributions                           (27,762,588) (1,687,326)

Net increase in cash and cash equivalents   5,844,019      841,171

Cash and cash equivalents, beginning of period 1,021,686  4,043,066

Cash and cash equivalents, end of period  $ 6,865,705  $ 4,884,237








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

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1998, its results of operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended
September 30, 1998 and 1997.

The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)   Cash and Cash Equivalents

   Cash and cash equivalents consisted of the following:

                                      September 30, December 31,
                                          1998          1997

      Cash and money market accounts  $   893,347   $ 1,021,686
      Commercial paper                  5,972,358         -

                                      $ 6,865,705   $ 1,021,686

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



                                        Continued


               KRUPP CASH PLUS LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued




(4) Accrued Expenses and Other Liabilities

   Accrued expenses and other liabilities consisted of the following:

                                      September 30, December 31,
                                           1998        1997

      Accrued real estate taxes       $     -      $   588,000
      Deferred income and other accrued
        expenses                            47,841     214,043
      Tenant security deposits                -         55,293
      Accounts payable                         125         335

                                      $     47,966 $   857,671

(5)   Changes in Partners' Equity

   A summary of changes in Partners' equity (deficit) for the nine months ended September 30, 1998 is as follows:

                                               Unrealized
                                 Corporate              Holding
                                 Limited     General    Gains
                    Unitholders  Partner     Partners   on MBS       Total

Balance at
  December 31, 1997  $31,186,226 $ 1,009     $(283,614)$169,521  $31,073,142

Income before gains on
  sale of properties
  and MBS               633,845      16         12,936     -         646,797

Unrealized holding
 gains on MBS              -          -           -    (169,521)    (169,521)

Gain on sale of
  properties          2,937,733         73        -        -       2,937,806

Gain on sale of MBS     186,087          5        -        -         186,092

Distributions:

  Operations         (550,004)         (14)    (11,889)    -        (561,907)
  Capital Transaction  (27,200,001)   (680)       -        -     (27,200,681)

Balance at
 September 30, 1998   $  7,193,886  $  409   $(282,567)    -     $ 6,911,728










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

Amounts accrued or paid to the General
Partners' affiliates were as follows:

                For the Three Months    For the Nine Months
                 Ended September 30,     Ended September 30,
                 1998           1997      1998            1997

Property management fees$ -   $ 74,350  $ 24,736     $216,188

Expense reimbursements  60,756   96,490          214,911   284,095

Charged to operations  $ 60,756 $170,840        $239,647  $500,283

    In addition to the amounts above, costs
    paid to the General Partners'
    affiliates associated with the sale of the Partnership's remaining properties were $250,667 during the nine months ended September 30, 1998.

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




KRUPP CASH PLUS LIMITED PARTNERSHIP


Operations

The following discussion relates to the
operations of the Partnership for the three and nine months ended September 30, 1998 and 1997. The sale of the Partnership's properties (High Point National Furniture
Mart, Tradewinds Shopping Center and Luria's
Plaza) on January 30, 1998, and the sale of the Partnerships' MBS portfolio on April 29,
1998, significantly impacts the comparability of the Partnership's operations between the periods.

Net income for the three and nine months ended
September 30, 1998 as compared to the three and nine months ended September 30, 1997, net of activity of the Partnership's sold properties and MBS portfolio, increased as total revenue increased and total expenses decreased. Total revenue increased due to higher average cash and cash equivalent balances available for investment, as a result of proceeds received from the sale of the Partnership's properties and MBS portfolio.

Total expenses for the three and nine months ended September 30, 1998, net of activity of the Partnership's sold properties, decreased when compared to the same periods in 1997, due to a decrease in general and administrative expense. This decrease is primarily the result of legal costs incurred in 1997 which related to unsolicited tender offers to purchase Units of Depositary Receipts.

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






Date: November 10, 1998